Form 10-Q
period 2012-02-29
RJD Green, Inc.
filed 2012-04-30
CIK 1498210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

RJD Green, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1065441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
(951) 224-6675 (fax)

1441 E. HILLCREST DRIVE
THOUSAND OAKS CA 91362
(Address of principal executive offices)

877.862.0061
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Non-accelerated filer	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At April 23, 2011, there were 755,000 shares outstanding of the registrant’s common stock.

RJD GREEN, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED February 29, 2012

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Balance Sheets as of August 31, 2011 and February 29, 2012	3
	Statements of Operations for the three and six months ended February 29, 2012 and February 28, 2011 and for the period from September 10, 2009 (date of inception) to February 29, 2012	4
	Statement of Stockholders’ Deficit as of February 29, 2012	5
	Statements of Cash Flows for the three months ended February 29, 2012 and February 28, 2011 and for the period from September 10, 2009 (date of inception) to February 29, 2012	6
	Notes to Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon senior securities	17

Item 4.	Submissions of matters to a vote of securities holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	Exhibit 31.1
	Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF FEBRUARY 29, 2012 AND AUGUST 31, 2011

	As of
	February 29, 2012	August 31, 2011
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash	$2,032	$1,466

Total Assets	$2,032	$1,466

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$-	$-
Payable to a related party	13,980	10,513

Total Liabilities	13,980	10,513

Shareholders' Equity;

Common Stock, 75,000,000 shares authorized (par value $.001) and 755,000 shares issued and outstanding as of February 29, 2012 and August 31, 2011, respectively	755	755
Paid in capital	47,745	47,745
Deficits accumulated during the development stage	(60,448)	(57,547)

	(11,948)	(9,047)
Total Liabilities and Shareholders' Equity	$2,032	$1,466

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
PERIOD FROM SEPTEMBER 10, 2009(INCEPTION) TO FEBRUARY 29, 2012

	3 Months Ended February 29, 2012	3 Months Ended February 28, 2011	6 Months Ended February 29, 2012	6 Months Ended February 28, 2011	Cumulative from Sept 10, 2009 ( the date of inception) to Feb 29, 2012

Revenue	$-	-	-	-		$-

Operating Expenses:
Organization Fees	-	75	325	233		3,507
Filing Fees	-	-		-		423
Legal and audit	-	1,100	-	1,952		6,282
Professional Services	836	7,100	2,512	11,350		22,462
Service paid in stock	-	-	-	-		27,500
Bank Fees	32	41	64	82		274

Total Operating Expenses:	868	8,316	2,901	13,617		60,448

Income (Loss) before income taxes	(868)	(8,316)	(2,901)	(13,617)		(60,448)

Provision for income taxes	-	-	-	-		-

Net loss	$(868)	(8,316)	(2,901)	(13,617)		$(60,448)

Net loss per share (basic and diluted)	$(0.001)	(0.026)	(0.004)	(0.043)	$

Weighted average common shares (basic and diluted)	755,000	319,803	755,000	319,803

See accompanying notes to financial statements.

RJD GREEN, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 10, 2009 (INCEPTION) TO FEBRUARY 29, 2012

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total

Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for Cash
$.01 per share, Oct 2009	200,000	200	1,800	-	2,000

Stock issued for service, April 2010	275,000	275	27,225	-	27,500

Common Stock Issued for Cash
$.01 per share., May 2010	100,000	100	900	-	1,000

Common Stock Issued for Cash
$.10 per share, August 2010	130,000	130	12,870	-	13,000

Net Loss for the Period	-	-	-	(35,242)	(35,242)

Balance as of August 31, 2010	705,000	705	42,795	(35,242)	8,258

Common stock issued for Cash @ $.10 per share, Sept 2010	50,000	50	4,950	-	5,000

Net loss for the year ended August 31, 2011	-	-	-	(22,305)	(22,305)

Balance as of August 31, 2011	755,000	755	47,745	(57,547)	(9,047)

Net loss for the period	-	-	-	(2,901)	(2,901)

Balance as of February 29, 2012	755,000	755	47,745	(60,448)	(11,948)

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED FEBRUARY 29, 2012 AND FEBRUARY 28, 2011
PERIOD FROM SEPTEMBER 10, 2009(INCEPTION) TO FEBRUARY 29, 2012

	6-months ended February 29, 2012	6-months ended February 28, 2011	Cumulative since September 10, 2009 ( inception) to February 29, 2012
Cash Flows From
Operating Activities		-

Net loss	$(868)	(8,316)	$(60,448)

Adjustments to reconcile net income (loss)
to net cash (used in) operations	-	-	-
Common stock issued for service rendered	-	-	27,500

Changes in operating assets and liailities	-	-	-
Increase (decrease) in accrued expense	-	-	-

Net Cash provided by (used in) operations	(868)	(8,316)	(32,948)

Cash Flows From
Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From
Financing Activities

Issuance of Common Stock	-	-	21,000
Borrowing from a related party	1,467	-	13,980

Net cash provided by financing activities		1,467	-
			34,980
Net increase (decrease)	599	(8,316)	2,032

Cash at the Beginning of the Period:	1,433	18,470	-

Cash at the End of the Period	$2,032	10,154	$2,032

Noncash investing and financiaing activities:
Common stock issued for services rendered	$-	-	$27,500

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 1 -  UNAUDITED INFORMATION

The  balance sheet of RJD Green Inc. . (the “Company”) as of May 31, 2011, and the statements of operations, shareholders’ equity and cash flows for the six -month period ended February 29, 2012  have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of February 29, 2012, and the results of operations for the six-months ended February 29, 2012.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements   for the fiscal year ended August 31, 2011.

NOTE 2 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the "Company") was incorporated  under the laws of the State of Nevada  on September 10, 2009 and has been inactive since inception. The Company intends to serve as an Internet based e-commerce venture.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any  revenue  from  operations  since  inception. Accordingly, the  Company's  activities  have been  accounted for as those of a "Development  Stage  Enterprise"  as set  forth in ASC 915,  "Development  Stage Entities."  Among the disclosures required by ASC 915, are that the Companys financial  statements be identified as those of a development stage company, and that the statements of operations,  stockholders' equity and cash flows disclose  activity  since the date of the Company's  inception.  The Company has elected a fiscal year ending on August 31.

The interim audited financial  statements included in this document have been prepared on the  same  basis  as the  annual  financial  statements  and in  management's opinion,  reflect  all  adjustments,  including  normal  recurring  adjustments, necessary  to  present  fairly  the  Company's  financial  position,  results of operations  and cash flows for the  interim  periods  presented.

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that affect the amounts  reported in the  financial statements  and  accompanying  notes.  Actual  results  could  differ from those estimates.

The  Company's   financial   statements  have  been  prepared  using  accounting principles  generally  accepted in the United States of America  applicable to a going concern which  contemplates  the  realization of assets and liquidation of liabilities  in the normal  course of  business.  The Company  has  historically incurred losses,  which raises  substantial doubt about the Company's ability to continue  as a going  concern.  The  accompanying  financial  statements  do not include any adjustments  relating to the  recoverability  and  classification of asset carrying  amounts or the amount and  classification  of  liabilities  that might result from the outcome of this uncertainty.

The Companys financial statements are prepared using the accrual method of accounting.  The Company has elected an August 31 year-end.

USE OF ESTIMATES

The preparation of financial  statements in conformity  with generally  accepted accounting  principles  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the reported amounts of assets and  liabilities  and disclosure of contingent  assets and liabilities at the date of the financial  statements  and the reported  amounts of revenues and expenses  during  the  reporting  period.  In the  opinion  of  management,  all adjustments  necessary in order to make the financial  statements not misleading have been included. Actual results could differ from those estimates.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

FAIR VALUE OF FINANCIAL INSTRUMENTS

In April 2009,  the FASB issued FASB ASC  825-10-50 and FASB ASC 270 ("FSP 107-1 AND APB 28-1 Interim  Disclosures  About Fair Value Of Financial  Instruments"), which  increases the frequency of fair value  disclosures  to a quarterly  basis instead of on an annual basis.  The guidance  relates to fair value  disclosures for any financial  instruments  that are not currently  reflected on an entity's balance  sheet at fair value.  FASB ASC 825-10-50 and FASB ASC 270 are effective for interim and annual  periods ending after August 31, 2010. The adoption of FASB ASC  825-10-50  and FASB ASC 270 did not have a  material  impact on  results of operations, cash flows, or financial position.

CASH EQUIVALENTS

The Company  considers  all highly  liquid  investments  with  maturity of three months or less when purchased to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenues and the related costs when persuasive evidence of an arrangement exists, delivery and acceptance has occurred or service has been rendered, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.   Amounts invoiced or collected in advance of product delivery or providing services are recorded as deferred revenue. The Company accrues for warranty costs, sales returns, bad debts, and other allowances based on its historical experience.

STOCK-BASED COMPENSATION

We account for non-employee  stock-based compensation in accordance with ASC 718 and ASC Topic 505 ("ASC  505").  ASC 718 and ASC 505 require  that we  recognize compensation   expense  based  on  the  estimated   fair  value  of  stock-based compensation  granted  to  non-employees  over  the  vesting  period,  which  is generally the period during which services are rendered by the non-employees.

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10  "Accounting  for Income Taxes." This statement  requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes  reflect the net tax effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax reporting  purposes,  at the applicable  enacted tax rates. The Company provides a valuation  allowance  against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.  There were no current or deferred  income tax expenses orbenefits  due to the Company not having any material  operations  for the period from September 10, 2009 (Inception) through December 31, 2010.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

BASIC EARNINGS (LOSS) PER SHARE

Earnings per share is computed in  accordance  with the  provisions of Financial Accounting  Standards (FASB) Accounting  Standards  Codification (ASC) Topic 260 (SFAS No.  128,  "Earnings  Per  Share").  Basic net income  (loss) per share is computed using the  weighted-average  number of common shares outstanding during the period.  Diluted  earnings per share is computed using the  weighted-average number of common  shares  outstanding  during the period,  as  adjusted  for the dilutive effect of the Company's outstanding  convertible shares using the "if converted"  method and dilutive  potential  common  shares. Potentially dilutive securities include warrants,  convertible stock,  restricted shares, and contingently issuable shares.

IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 4 INDEBTNESS TO A RELATED PARTY AND RELATED PARTY TRANSACTION

The company received shareholder loans during the development period of $ 13,980 which is not interest bearing and has no fixed terms for repayment. The balance of payable to related parties as of February 29, 2012 was $ 13,980.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 5 COMMON STOCK

The company is currently issuing only one class of Common Stock, this has been issued at two different prices since inception.

The initial offering of Common Stock was done at inception; there were 300,000 shares issued at $0.01 per share ($ 3,000). The second offering which occurred through August 31, 2010 , raised 130,000 for $0.10 per share ( $ 13,000) . The third offering was done on September 27, 2010 and the Company issued 50,000 shares for $ $ 0.10 per share ( $ 5,000)

The authorized share capital of the Company consists of 75,000,000 shares of common stock with $ .001 par value. As of February 29, 2012 and August 31, 2011, the Company has 755,000 shares of common stock issued and outstanding, respectively.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
FEBRUARY 29, 2012

NOTE 6 - INCOME TAXES

The company hasn’t completed an entire fiscal year to this point, so no assumptions can be made to tax liability, losses, carryforwards, etc.  Management does project a 35% tax rate will be applied to earnings, and as the company is still in the development stage, management does project that there will be a net (loss) for the year alleviating any tax liability.

NOTE 7-  GOING CONCERN

Future  issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its  operations  and  continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The  financial  statement of the Company have been  prepared  assuming  that the Company  will  continue  as a going  concern,  which  contemplates,  among other things,  the  realization of assets and the  satisfaction  of liabilities in the normal course of business.  The Company has incurred  cumulative net losses of $ 60,448 since its inception and requires capital for its contemplated operational and  marketing  activities  to  take  place.  The  Company's  ability  to  raise additional capital through the future issuances of common stock is unknown.  The obtainment of additional financing,  the successful development of the Company's contemplated  plan  of  operations,  and  its  transition,  ultimately,  to  the attainment  of profitable  operations  are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements  of the Company do not include any  adjustments  that may result from the outcome of these aforementioned uncertainties.

NOTE 8 -  COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the periods ended February 29, 2012 and August 31, 2011.

NOTE 9 SUBSEQUENT TRANSACTION

Subsequent Event - The Company has performed an evaluation of subsequent  events in accordance with ASC Topic 855.  The Company is not aware of any  subsequent  events  which would require recognition or disclosure in the financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes included in this report and those in our S-1 registration statement deemed effective on October 7, 2011. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, those described under “Risk Factors” included in Part II, Item IA of this report.

Overview

RJD GREEN, INC. (“we”, “us”, the “Company” or like terms) was incorporated in the State of Nevada on September 10, 2009.  We are a developmental stage company and have not generated any revenues to date.  Since inception, we have not engaged in any business operations other than in connection with our organization and the preparation and filing our registration statement on a Form S-1 (the “Registration Statement”).  We have no full-time employees and do not own or lease any property.

We were formed to engage in the business of advertising and marketing service green building supplies, green builders, appliances, and other green technologies for home building. During our initial year of formation we concentrated our energies on analyzing the viability of our business plan, and establishing our business model. Additionally, we are in the process of expanding our website, which upon completion will address the aspects of our business concept as set forth below. We commenced our business operations in April 2010 through the posting of the initial page of our website (www.rjdgreen.com). We currently have nothing posted at rjdgreen.com. We are working on developing the site on the backend, out of public view. We initially will most likely, have a simple wordpress format prior to actual deployment of a fully functioning site.

Given that we have no assets, no current operations and our proposed business contemplates entering into a Business Combination with an operating company or purchasing an operating company, we are a “shell company,” which is defined in Rule 405 under the Securities Act of 1933, as amended (the “Securities Act”), as a company which has (i) no or nominal operations; and (ii) either (x) no or nominal assets; (y) assets consisting solely of cash and cash equivalents; or (z) assets consisting of any amount of cash and cash equivalents and nominal other assets.

We are attempting to build www.rjdgreen.com into an Internet based directory for green service providers and building products for consumers and professional in addition to a comprehensive consumer information website. Our principal goal is to earn revenues by uniting buyers and sellers of green building supplies for residential real estate in the United States. In order to generate revenues during the next twelve months, we must:

1. Enhance our existing website – We believe that using the Internet for a green building products directory and consumer information facility will provide us a base for operating our company. We registered the domain name www.rjdgreen.com, and have developed a preliminary website that is not published for public view as it is not updated fully. We expect to expand the site to be more comprehensive.

2. Develop and implement a marketing plan – Once we establish our presence on the Internet, we intend to devote our efforts to developing and implementing a plan to market our services to businesses. In order to promote our company and attract customers, we plan to advertise via the Internet in the form of banner ads, link sharing programs and search engine placements. We most likely will provide free space to larger retailers for a short period of time to attract interest in the availability of advertising space on our site. We will offer free space and resources until we build up a database of qualified leads and also are better known to our potential customers. After search engine optimization is in place as well as social networking functions, we will begin to offer our advertising opportunities at various levels.

3. Develop and implement a comprehensive consumer information website – In addition to providing consumers with a directory of green building product and service providers, we intend to develop a consumer information website. This consumer information website is intended to let shoppers research the most detailed information regarding green building technologies.

We have limited start-up operations and generated no revenues. Our operations, to date, have been devoted primarily to startup and development activities, which include the following:

•	Formation of the company;

•	Creation of our initial website, www.rjdgreen.com

•	Research of our competition;

•	Development of our business plan

•	Research of software to assist us in our anticipated website development; and

•	Establishment of listing criteria.

Results of Operations for the Quarter ending February 29, 2012

Assets

Currently, we have $2,032 in cash, our only asset.

Operating Expense

Total operating expenses for the three months ended February 29, 2012 were $868 compared to expenses for the period ended February 29, 2012 of $60,488 since inception and $8,316 for the three months ended February 28, 2011. Total operating expenses for the six months ended February 29, 2012 were $2,901 compared to $13,617 for the six months ended February 28, 2011.

 Net Loss

Net loss for the three months ended February 29, 2012 was $(868) and $(8,316) for the three months ended February 28, 2011 compared to the period ended February 29, 2012 since inception of $(60,488).

Liquidity and Capital Resources

At February 29, 2012, we had $2,032 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended February 29, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement,deemed effective with the Securities and Exchange Commission on October 7, 2011. During the three and six months ended February 29, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $2,032 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Robert Kepe, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Kepe has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Kepe has lent the Company $3,513. Mr. Kepe intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering, but has no obligation to do so. The Note that Mr. Kepe currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

If Mr. Kepe is unable to lend additional funds to the Company in the event that Company needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the Company. If the Company is to borrow funds from a third party, the terms and conditions of such a loan will most likely not be on terms as favorable as the terms offered by Mr. Kepe in the past. If we are unable to address our liquidity issues, there is a great chance that the Company will not have adequate funding to continue its business plan and will thus, fail.

We will require as much as $10,000 in order to develop and deploy our website so that it may start generating revenues. $10,000 will allows us to develop our site enough so that it may be launched for public view, to do implement search engine optimization, and put forth some marketing efforts. $10,000 will be enough to fund our operations for the next 12 months, so long as we keep our operations to a minimum and are able to generate revenues. We currently only have $2,032.Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan.We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended February 29, 2012, our Chief Executive Officer and Chief Financial Officer as of February 29, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

Corporate expenses incurred are processed and paid by the officer of the Company.  The current number of transactions is not sufficient to justify the retaining of additional accounting personnel.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of February 29, 2012, our internal control over financial reporting was effective.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to the attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly  report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITEIES

None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.  OTHER INFORMATION

None

Item 6. EXHIBITS
(a) Exhibits:

Number	Description

31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

32.1	Certification of Chief Executive and Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RJD Green, Inc.

Date: April 23, 2012	By:	/s/ Robert Kepe
President and Director
Name: Robert Kepe
(Principal Executive Officer)

Date: April 23, 2012	By:	/s/ Robert Kepe
Secretary, Treasurer ,and Chief Financial Officer
Name: Robert Kepe
(Principal Financial Officer, and Principal Accounting Officer)