Form 10-Q
period 2012-05-31
RJD Green, Inc.
filed 2012-08-21
CIK 1498210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number

RJD Green, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1065441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
jillian@jilliansidoti.com

1441 E. HILLCREST DRIVE
THOUSAND OAKS CA 91362
(Address of principal executive offices)

877.862.0061
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

At August 16, 2012, there were 56,575,000 shares outstanding of the registrant’s common stock.

RJD GREEN, INC.

INDEX TO FORM 10-Q

FOR THE QUARTER ENDED May 31, 2012

PART I. FINANCIAL INFORMATION		Page Number

Item 1.	Financial Statements

	Balance Sheets as of August 31, 2011 and May 31, 2012	F-1

	Statements of Operations for the three and six months ended May 31, 2012 and May 31, 2011 and for the period from September 10, 2009 (date of inception) to May 31, 2012	F-2

	Statement of Stockholders’ Deficit as of May 31, 2012	F-3

	Statements of Cash Flows for the three months ended May 31, 2012 and May 31, 2011 and for the period from September 10, 2009 (date of inception) to May 31, 2012	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	5

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults upon senior securities	7

Item 4.	Submissions of matters to a vote of securities holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	7

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MAY 31, 2012 AND AUGUST 31, 2011

	As of
	May 31, 2012	August 31, 2011
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash	$2,185	$1,466

Total Assets	$2,185	$1,466

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$-	$0
Payable to a related party	21,094	10,513

Total Liabilities	21,094	10,513

Shareholders' Equity;

Common Stock, 75,000,000 shares authorized ( par value $.001) and 755,000 shares issued and outstanding as of May 31, 2012 and August 31, 2011, respectively	755	755
Paid in capital	47,745	47,745
Deficits accumulated during the development stage	(65,295)	(57,547)

	(16,795)	(9,047)
Total Liabilities and Shareholders' Equity	$(4,299)	$1,466

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2012 AND MAY 31, 2011
PERIOD FROM SEPTEMBER 10, 2009 (INCEPTION) TO MAY 31, 2012

	3 Months Ended May 31, 2012	3 Months Ended May 31, 2011	9 Months Ended May 31, 2012	9 Months Ended May 31, 2011	Cumulative from Sept 10, 2009 ( the date of inception) to Feb 29, 2012
Revenue	$-	-	-	-		$-

Operating Expenses:

Organization Fees	-	-	325	233		3,507
Filing Fees	-	-	114	-		423
Legal and audit	-	-	-	1,952		6,282
Professional Services	4,831	4,309	7,343	15,659		27,293
Service paid in stock	-	-	-	-		27,500
Bank Fees	16	40	80	122		290

Total Operating Expenses:	4,847	4,349	7,862	17,966		65,295

Income ( Loss) before income taxes	(4,847)	(4,349)	(7,862)	(17,966)		(65,295)

Provision for income taxes	-	-	-	-		-

Net loss	$(4,847)	(4,349)	(7,862)	(17,966)		$(65,295)

Net loss per share ( basic and diluted)	$(0.006)	(0.014)	(0.010)	(0.056)	$

Weighted average common shares ( basic and diluted)	755,000	319,803	755,000	319,803

See accompanying notes to financial statements.

RJD GREEN, INC.

 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 10, 2009 (INCEPTION) TO MAY 31, 2012

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage	Total
Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for Cash $.01 per share, Oct 2009	200,000	200	1,800	-	2,000

Stock issued for service, April 2010	275,000	275	27,225	-	27,500

Common Stock Issued for Cash $.01 per share., May 2010	100,000	100	900	-	1,000

Common Stock Issued for Cash $.10 per share, August 2010	130,000	130	12,870	-	13,000

Net Loss for the Period	-	-	-	(35,242)	(35,242)

Balance as of August 31, 2010	705,000	705	42,795	(35,242)	8,258

Common stock issued for Cash @ $.10 per share, Sept 2010	50,000	50	4,950	-	5,000

Net loss for the year ended August 31, 2011	-	-	-	(22,305)	(22,305)

Balance as of August 31, 2011	755,000	755	47,745	(57,547)	(9,047)

Net loss for the period	-	-	-	(7,862)	(7,862)

Balance as of May 31, 2012	755,000	755	47,745	(65,295)	(65,295)

See accompanying notes to financial statements.

RJD GREEN, INC.

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MAY 31, 2012 AND 2011
PERIOD FROM SEPTEMBER 10, 2009 (INCEPTION) TO MAY 31, 2012

	9-months ended May 31, 2012	9-months ended May 31, 2011	Cumulative since September 10, 2009 ( inception) to February 29, 2012
Cash Flows From
Operating Activities		-

Net loss	$(7,862)	(17,966)	$(65,295)

Adjustments to reconcile net income (loss)
to net cash (used in) operations	-	-	-
Common stock issued for service rendered	-	-	27,500

Changes in operating assets and liailities	-	-	-
Increase (decrease) in accrued expense	-	-	-

Net Cash provided by (used in) operations	(7,862)	(17,966)	(37,795)

Cash Flows From
Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From
Financing Activities

Issuance of Common Stock	-	-	21,000
Borrowing from a related party	8,581	7,000	21,094

Net cash provided by financing activities	8,581	7,000	42,094

Net increase (decrease)	719	(10,966)	4,299

Cash at the Beginning of the Period:	1,466	18,470	-
		1,547

Cash at the End of the Period	$2,185	7,504	$4,299

Noncash investing and financiaing activities:
Common stock issued for services rendered	$-	-	$27,500

Supplemental Disclosures of
Cash Flow Information

Interest paid	$-	-	$-
Income taxes paid	$-	-	$-

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

NOTE 1 -  UNAUDITED INFORMATION

The  balance sheet of RJD Green Inc. . (the “Company”) as of May 31, 2011, and the statements of operations, shareholders’ equity and cash flows for the six -month period ended May 31, 2012  have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of May 31, 2012, and the results of operations for the nine-months ended May 31, 2012.

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
MAY 31, 2012

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

The Company has not earned any  revenue  from  operations  since  inception. Accordingly, the  Company's  activities  have been  accounted for as those of a "Development  Stage  Enterprise"  as set  forth in ASC 915,  "Development  Stage Entities."  Among the disclosures required by ASC 915, are that the Company’s financial  statements be identified as those of a development stage company, and that the statements of operations,  stockholders' equity and cash flows disclose  activity  since the date of the Company's  inception.  The Company has elected a fiscal year ending on August 31.

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

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an August 31 year-end.

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
MAY 31, 2012

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10  "Accounting  for Income Taxes." This statement  requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes  reflect the net tax effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax reporting  purposes,  at the applicable  enacted tax rates. The Company provides a valuation  allowance  against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.  There were no current or deferred  income tax expenses or benefits  due to the Company not having any material  operations  for the period from March 1, 2012 through May 31, 2012.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

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

NOTE 4 INDEBTNESS TO A RELATED PARTY AND RELATED PARTY TRANSACTION

The company received a shareholder loan during the development period of $3,513; this loan is not interest bearing and has no fixed terms for repayment.

The company has a second loan from Alliance Real Estate Development; the amount of this loan is $7,000; this loan is not interest bearing and at the present time has no fixed terms for repayment; these terms will materialize on or prior to August 31, 2012.  In addition to this loan from Alliance Real Estate Development there was another loan taken on August 28, 2011 for $2,000 and a third loan from the same company in the amount of $1,466.81 on January 13, 2012.  Further there was an additional loan taken out on April 15, 2012 for $5,000.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 5 COMMON STOCK

The company is currently issuing only one class of Common Stock, this has been issued at two different prices since inception.

The initial offering of Common Stock was done at inception; there were 300,000 shares issued at $0.01 per share ($ 3,000). The second offering which occurred through August 31, 2010 , raised 130,000 for $0.10 per share ( $ 13,000) . The third offering was done on September 27, 2010 and the Company issued 50,000 shares for $0.10 per share ( $ 5,000).

The authorized share capital of the Company consists of 75,000,000 shares of common stock with $ .001 par value. As of May 31, 2012 and August 31, 2011, the Company has 755,000 shares of common stock issued and outstanding, respectively.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
MAY 31, 2012

NOTE 6 - INCOME TAXES

The company hasn’t completed an entire fiscal year to this point, so no assumptions can be made to tax liability, losses, carryforwards, etc.  Management does project a 35% tax rate will be applied to earnings, and as the company is still in the development stage, management does project that there will be a net (loss) for the year alleviating any tax liability.

NOTE 7 -  GOING CONCERN

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

NOTE 8 -  COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the periods ended May 31, 2012 and August 31, 2011.

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

Results of Operations for the Quarter ending May 31, 2012

Assets

Currently, we have $2,185 in cash our only asset.

Operating Expense

Total operating expenses for the three months ended May 31, 2012 were $4,847 compared to expenses for the period ended May 31, 2012 of $65,295 since inception and $4,349 for the three months ended May 31, 2011. Total operating expenses for the nine months ended May 31, 2012 were $7,862 compared to $17,966 for the nine months ended May 31, 2011.

 Net Loss

Net loss for the three months ended May 31, 2012 was $(4,847) and $(4,349) for the three months ended May 31, 2011 compared to the period ended May 31, 2012 since inception of $(65,295).

Liquidity and Capital Resources

At May 31, 2012, we had $2,185 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended May 31, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement, deemed effective with the Securities and Exchange Commission on October 7, 2011. During the three and six months ended May 31, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $2,185 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Robert Kepe, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Kepe has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Kepe has lent the Company $21,094. Mr. Kepe intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering, but has no obligation to do so. The Note that Mr. Kepe currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

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

We will require as much as $10,000 in order to develop and deploy our website so that it may start generating revenues. $10,000 will allows us to develop our site enough so that it may be launched for public view, to do implement search engine optimization, and put forth some marketing efforts. $10,000 will be enough to fund our operations for the next 12 months, so long as we keep our operations to a minimum and are able to generate revenues. We currently only have $2,185.Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Subsequent Event

In June 2012, the Company effectuated a 50 to 1 stock split, splitting the outstanding stock from 755,000 shares to 56,575,000 shares. The authorized stock remained the same. Upon this split, our officer and director, Robert Kepe, entered into a lock up agreement, agreeing not to sell his shares under most circumstances for three years.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended May 31, 2012, our Chief Executive Officer and Chief Financial Officer as of May 31, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of May 31, 2012, our internal control over financial reporting was effective.

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

ITEM 4.  MINE SAFETY DISCLOSURES

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

RJD Green, Inc.

Date: August 16, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
President and Director
(Principal Executive Officer)

Date: August 16, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Secretary, Treasurer ,and Chief Financial Officer
(Principal Financial Officer, and Principal Accounting Officer)