Form 10-Q
period 2011-11-30
RJD Green, Inc.
filed 2012-10-05
CIK 1498210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At November 30, 2011, there were 755,000 shares outstanding of the registrant’s common stock.

RJD GREEN, INC.
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED November 30, 2011

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of November 30, 2011 and August 31, 2011	F-1

	Statements of Operations for the three months ended November 30, 2011 and August 31, 2011 and for the period from September 10, 2009 (date of inception) to November 30, 2011	F-2

	Statement of Stockholders’ Deficit as of November 30, 2011	F-3

	Statements of Cash Flows for the three months ended November 30, 2011 and August 31, 2011 and for the period from September 10, 2009 (date of inception) to November 30, 2011	F-4

	Notes to Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Controls and Procedures	6

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	7

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	7

Item 3.	Defaults upon senior securities	7

Item 4.	Submissions of matters to a vote of securities holders	7

Item 5.	Other Information	7

Item 6.	Exhibits	8

Exhibit 31.1

Exhibit 32.1

PART I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

RJD Green Inc.
( a Development Stage Company)
Balance Sheet

	As of
	November 30, 2011	August 31, 2011
	(Unaudited)	(Audited)
Assets:

Current Assets:

Cash	$1,547	$1,466

Total Assets	$1,547	$1,466

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$-	$-
Payable to a related party	12,627	10,513
Total Liabilities	12,627	10,513

Shareholders' Equity;

Common Stock, 75,000,000 shares authorized ( par value $.001) and 755,000 shares issued and outstanding as of November 30, 2011 and August 31, 2011, respectively	755	755
Paid in capital	47,745	47,745
Deficit accumulated during development stage	(59,580)	(57,547)

	(11,080)	(9,047)
Total Liabilities and Shareholders' Equity	$1,547	$1,466

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND NOVEMBER 30, 2010
PERIOD FROM SEPTEMBER 10, 2009(INCEPTION) TO NOVEMBER 30, 2011

	3-months period ended November 30, 2011	3-months period ended November 30, 2010	Cumulative from Sept 10, 2009 ( the date of inception) to November 30, 2011

Revenue	$-	$-	$-

Operating Expenses:

Organization Fees	325	158	3,507
Filing Fees		-	537
Legal and audit	-	852	6,282
Professional Services	1,676	4,250	21,512
Service paid in stock	-	-	27,500
Bank Fees	32	41	242

Total Operating Expenses:	2,033	5,301	59,580

Income ( Loss) before income taxes	(2,033)	(5,301)	(59,580)

Provision for income taxes	-	-	-

Net loss	$(2,033)	$(5,301)	$(59,580)

Net loss per share ( basic and diluted)	$(0.006)	$(0.017)	$(0.186)

Weighted average common shares ( basic and diluted)	319,803	319,803	319,803

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
PERIOD FROM SEPTEMBER 10, 2009(INCEPTION) TO NOVEMBER 30, 2011

	Number of Common Shares	Amount	Additional Paid-In Capital	Deficit Accumulated during development stage 9/2009-12/2010	Total

Pre-Inception Balance	-	$-	$-	$-	$-

Common Stock Issued for Cash $.01 per share, Oct 2009	200,000	200	1,800	-	2,000

Stock issued for service, April 2010	275,000	275	27,225	-	27,500

Common Stock Issued for Cash $.01 per share., May 2010	100,000	100	900	-	1,000

Common Stock Issued for Cash $.10 per share, August 2010	130,000	130	12,870	-	13,000

Net Loss for the Period	-	-	-	(35,242)	(35,242)

Balance as of August 31, 2010	705,000	705	42,795	(35,242)	8,258

Common stock issued for Cash @ $.10 per share, Sept 2010	50,000	50	4,950	-	5,000

Net loss for the year ended August 31, 2011	-	-	-	(22,305)	(22,305)

Balance as of August 31, 2011	755,000	755	47,745	(57,547)	(9,047)

Net loss for the period	-	-	-	(2,033)	(2,033)

Balance as of November 30, 2011	755,000	755	47,745	(59,580)	(11,080)

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2011 AND 2010
PERIOD FROM SEPTEMBER 10, 2009(INCEPTION) TO NOVEMBER 30, 2011

	3-months period ended November 30, 2011	3-months period ended November 30, 2010	Cumulartive since September 30, 2009 ( inception) to November 30, 2011

Cash Flows From Operating Activities	-	-	-

Net loss	$(2,033)	$(5,301)	(59,580)

Adjustments to reconcile net income (loss) to net cash (used in) operations	-	-	-

Common stock issued for service rendered	-	-	27,500

Changes in operating assets and liabilities	-	-	-
Increase (decrease) in accrued expense	-	-	-

Net Cash provided by (used in) operations	(2,033)	(5,301)	(32,080)

Cash Flows From Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From Financing Activities

Issuance of Common Stock	-	5,000	21,000
Borrowing from a related party	2,000	7,000	12,513

Net cash provided by financing activities	2,000	12,000	33,513

Net increase (decrease)	(33)	6,699	1,433

Cash at the Beginning of the Period:	1,580	11,771	-

Cash at the End of the Period	$1,547	$18,470	1,433

Noncash investing and financiaing activities:
Common stock issued for services rendered	$-	$-	27,500

Supplemental Disclosures of Cash Flow Information

Interest paid	$-	$-	-
Income taxes paid	$-	$-	-

See accompanying notes to financial statements.

RJD GREEN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the "Company") was incorporated  under the laws of the State of Nevada  on September 10, 2009 and has been inactive since inception. The Company intends to serve as an Internet based e-commerce venture.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10  "Accounting  for Income Taxes." This statement  requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes  reflect the net tax effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax reporting  purposes,  at the applicable  enacted tax rates. The Company provides a valuation  allowance  against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.  There were no current or deferred  income tax expenses or benefits  due to the Company not having any material  operations  for the period from September 1, 2011 through November 30, 2011.

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

NOTE 3 - INDEBTNESS TO A RELATED PARTY AND RELATED PARTY TRANSACTION

The company received a shareholder loan during the development period of $3,627; this loan is not interest bearing and has no fixed terms for repayment.

The company has a second loan from Alliance Real Estate Development; the amount of this loan is $7,000; this loan is not interest bearing and at the present time has no fixed terms for repayment; these terms will materialize on or prior to August 31, 2012.  In addition to this loan from Alliance Real Estate Development there was another loan taken on October 28, 2011 for $2,000.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 4 - COMMON STOCK

The company is currently issuing only one class of Common Stock, this has been issued at two different prices since inception.

The initial offering of Common Stock was done at inception; there were 300,000 shares issued at $0.01 per share ($ 3,000). The second offering which occurred through August 31, 2010, raised 130,000 for $0.10 per share ( $ 13,000). The third offering was done on September 27, 2010 and the Company issued 50,000 shares for $ $ 0.10 per share ( $ 5,000)

The authorized share capital of the Company consists of 75,000,000 shares of common stock with $ .001 par value. As of November 30, 2011 and August 31, 2011, the Company has 755,000 shares of common stock issued and outstanding, respectively.

NOTE 5 - PAID-IN CAPITAL

From inception through the present the company has received a percentage of the proceeds used for the purchase of common stock in the form of Paid-In Capital; the total amount of paid-in capital during this period is $ 59,580.

NOTE 6 - INCOME TAXES

The company hasn’t completed an entire fiscal year to this point, so no assumptions can be made to tax liability, losses, carryforwards, etc. Management does project a 35% tax rate will be applied to earnings, however, management does project that there will be a net (loss) for the year alleviating any tax liability.

NOTE 7 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 59,580 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8 - COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the quarterly period ended November 30, 2011.

NOTE 9 - SUBSEQUENT TRANSACTION

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

Results of Operations for the Quarter ending November 30, 2011

Assets

Currently, we have $1,547 in cashour only asset.

Operating Expense

Total operating expenses for the three months ended November 30, 2011 were $2,033 compared to expenses for the period ended November 30, 2011 of $59,580 since inception.

Net Loss

Net loss for the three months ended November 30, 2011 was $(868) and $(8,316) for the three months ended August 31, 2011compared to the period ended November 30, 2011 since inception of $(60,488).

Liquidity and Capital Resources

At November 30, 2011, we had $1,547 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended November 30, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement,deemed effective with the Securities and Exchange Commission on October 7, 2011. During the three and six months ended November 30, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $1,547 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Robert Kepe, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Kepe has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Kepe has lent the Company $12,627. Mr. Kepe intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering, but has no obligation to do so. The Note that Mr. Kepe currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

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

We will require as much as $10,000 in order to develop and deploy our website so that it may start generating revenues. $10,000 will allows us to develop our site enough so that it may be launched for public view, to do implement search engine optimization, and put forth some marketing efforts. $10,000 will be enough to fund our operations for the next 12 months, so long as we keep our operations to a minimum and are able to generate revenues. We currently only have $1,547.Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan.We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2011, our Chief Executive Officer and Chief Financial Officer as of November 30, 2011, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2011, our internal control over financial reporting was effective.

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

RJD Green, Inc.

Date: October 4, 2012	By:	/s/ Robert Kepe
President and Director
Name: Robert Kepe
(Principal Executive Officer)

Date: October 4, 2012	By:	/s/ Robert Kepe
Secretary, Treasurer ,and Chief Financial Officer
Name: Robert Kepe
(Principal Financial Officer, and Principal Accounting Officer)