Form 10-K
period 2011-08-31
RJD Green, Inc.
filed 2012-10-09
CIK 1498210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number

RJD Green, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1065441
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

For correspondence, please contact:

Jillian Ivey Sidoti, Esq.
38730 Sky Canyon Drive – Ste A
Murrieta, CA 92563
(323) 799-1342 (phone)
(951) 224-6675 (fax)

1441 E. HILLCREST DRIVE
THOUSAND OAKS CA 91362
877.862.0061

(Address of principal executive offices)

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒  NO ☐

At August 31, 2012, there were 755,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference: None.

FORWARD LOOKING STATEMENTS

In General

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words "anticipate," "plan," "believe," "expect," "estimate," and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

*	our product and marketing plans;

*	consulting and strategic business relationships;

*	statements about our future business plans and strategies;

*	anticipated operating results and sources of future revenue;

*	our organization's growth;

*	adequacy of our financial resources;

*	development of new products and markets;

*	competitive pressures;

*	changing economic conditions;

*	expectations regarding competition from other companies; and

*	our ability to manufacture and distribute our products.

Although we believe that any forward-looking statements we make in this Annual Report are reasonable, because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements, besides the specific factors identified above in the Risk Factors section of this Annual Report, include:

*	changes in general economic and business conditions affecting the healthcare industry;

*	the level of demand for our products; and capital available for acquisitions;

*	changes in our business strategies;

In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, particularly in view of our early stage of operations, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

PART I

Overview

RJD Green, Inc.  a Nevada company, is a development stage company incorporated in the State of Nevada in September 2009. We were formed to engage in the business of marketing and promoting green technologies, services, appliances, building materials and other green products suitable for residential buildings through our online website, (www.rjdgreen.com.). In April 2010, we commenced our planned principal operations, and therefore have no significant assets. To date, we developed our business plan and secured a developer for the initial website design and have launched a preliminary site focused on green building materials and green technologies for the edification of builders, consumers, architects, and other residential building professionals. We intend to generate revenues from advertising.  We need to build out our website in greater detail to focus on specific local markets. Additionally, we need to complete a database and search function on our site to highlight specific cities and states that have high concentrations of those consumers seeking green technology, appliances and building supplies for their homes.

Competition

We will compete against a variety of websites offering similar content.  Barriers to entry on the Internet are relatively low; however, most other websites do not currently offer our proposed unique blend of product provider listings, green products and services and relevant content offerings. We anticipate facing significant competition in the future from new websites that offer the same emphasis on environmentally responsible building and services and existing websites that introduce competing services. We currently do not have a developed website nor are we generating any revenues, thus we do not effectively compete with those sites that may someday, be our competition. We also lack financial resources that limit our ability to compete against other websites offering similar content.

 Advertising Media

Our product and service listing services, when available, will compete against a number of websites that offer both information and product information featuring suppliers and sellers. We will also be competing with traditional media companies such as newspapers (print magazines specializing in environmentally responsible lifestyles.).

Products and Services

Our proposed green technology e-commerce service offerings will, upon completion, compete against a verity of Internet and offline green technology companies. There are a number of websites that offer green technology products and services, some of which have substantial green product listings and shopping information. We will also face competition indirectly from traditional offline stores that offer green products and services similar to those proposed to be on our website.

Content Offerings

Our content offerings will compete with both Internet and offline content providers. There are a number of websites that provide content related to environmentally responsible living. In addition, print content providers such as magazines, books and newspapers also provide similar content.

We believe that the principal competitive factors in attracting vendors, suppliers, and advertisers should include:

•	a large volume of website consumer traffic;

•	an awareness of brand and brand loyalty;

•	the demographics of environmentally responsible consumers; and

•	the cost effectiveness of advertising on a website, including the ability to target advertising to specific audiences.

We believe that the principal competitive factors in attracting consumers to our website are:

•	breadth and depth of green building product provider listings;

•	brand awareness and loyalty;

•	ease of use;

•	website functionality, responsiveness and information;

•	a positive browsing experience for the consumer; and

•	quality of content, other service offerings and customer service.

Employees

We are a development stage company and currently have only one part-time employee, Robert Kepe, who is also our sole officer and director. Other than the activities related to the Company, Mr. Kepe is the principal in multiple companies that invest in real estate, specifically single family residences. Mr. Kepe is actively involved in purchasing, rehabbing, and reselling single family properties. We look to Mr. Kepe for his entrepreneurial skills and talents. It is Mr. Kepe who provided us our business plan. For a discussion of Mr. Kepe’s experience, please see “Director, Executive Officers, Promoters and Control Persons.” Initially Mr. Kepe will coordinate all of our business operations. Mr. Kepe has provided the working capital to cover our initial expense. We plan to use consultants, attorneys, accountants, and technology personnel, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees: however we do not intend to hire these individuals within the next 12 months. A portion of any employee compensation likely would include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock.

Mr. Kepe is spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-1 registration statement, and developing our business plan and overseeing the technological aspects of our business, including the analysis of various software companies capable of generating the type of software we require.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain an office at 1560-1 Newbury Rd #180, Newbury Park, CA. We have no monthly rent, nor do we accrue any expense for monthly rent. Mr. Kepe, our sole officer and director, and our employee provides us a facility in which we conduct business on our behalf. Mr. Kepe does not receive any remuneration for the use of this facility or time spent on behalf of us. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel other than Mr. Kepe to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3. LEGAL PROCEEDINGS

There are no material legal proceedings in which either we or any of our affiliates are involved which could have a material adverse effect on our business, financial condition or future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None, except as previously disclosed.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

As of the date of this 10-k, there are 755,000 outstanding shares of our common stock.

The Company's common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility. Management has no present plan, proposal, arrangement or understanding with any person with regard to the development of a trading market in any of our securities. We cannot assure you that a trading market for our common stock will ever develop. The Company has not registered its class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

All outstanding shares of our common stock are “restricted securities,” as that term is defined under Rule 144 promulgated under the Securities Act, because they were issued in a private transaction not involving a public offering. All of our outstanding shares of our common stock are held by affiliates. As to shares of our common stock held by affiliates and their permitted transferees, the Securities and Exchange Commission has taken the position that Rule 144 is not available for the resale of securities held by those persons, either before and after a Business Combination, despite technical compliance with the requirements of Rule 144 because those persons would be acting as "underwriters" under the Securities Act when reselling their securities. Accordingly, resale transactions of shares held by our affiliates and their permitted transferees, would need to be made through a registered offering of such securities. The Company is not obligated to register any shares of capital stock for public resale under the Securities Act of 1933, as amended.

Neither the Company nor its officer and director has any present plan, proposal, arrangement, understanding or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a Business Combination. Nevertheless, in the event that a substantial number of shares of our common stock were to be sold in any public market that may develop for our securities subsequent to a Business Combination, such sales may adversely affect the price for the sale of the Company's common stock securities in any such trading market. We cannot predict what effect, if any, market sales of currently restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a Business Combination. It is the present intention of our management to retain all earnings, if any, for use in our business operations.

The payment of any dividends subsequent to a Business Combination will be within the discretion of our then seated board of directors. Current management cannot predict the factors which any future board of directors would consider when determining whether or when to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, maintaining sufficient working capital for our operations, and the general economic conditions and environment in which we operate. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

Overview

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this prospectus, particularly in the section entitled "Risk Factors".

Management’s Discussion and Analysis of Financial Statements and Results of Operations.

Results of Operations

For the period ended August 31, 2011 and 2010

There were no revenues for the period ended August 31, 2011 or for the period ended August 31, 2010. Expenses for the period ended August 31, 2011 were $1,466 compared to $11,771 for the period ended August 31, 2010. These expenses were related to professional fees related to this S- 1 1 registration statement.

Liquidity and Capital Resources

The Company had $1,466 in unrestricted cash as of August 31, 2011 and $11,771  in unrestricted cash as of August 31, 2010 . The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Kepe or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses. We will also seek to finance the purchase of real properties with bank financing that may be available.

In the past, Mr. Kepe has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Kepe has lent the Company $10,513 which is documented by a promissory note. The note carries a 0% interest rate and is due on demand. Mr. Kepe intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering. The Note that Mr. Kepe currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

In the event that we are unable to raise a substantial amount of the proceeds through this offering, our officer and director, Robert Kepe will lend the cash needed for operating costs or will seek out alternative sources of financing, such as financing from both traditional sources such as a bank, and then hard money loans for the down payments required on properties. In the past, Mr. Kepe has used his own personal credit in order to obtain real estate financing from financial institutions.

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

We will require as much as $10,000 in order to develop and deploy our website so that it may start generating revenues. We currently only have $1,812. Therefore, the cash currently available to us may not enable us to develop the site. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity.  As of December 31, 2010, we have issued 430,000 shares of our common stock to various shareholders and our manager, Robert Kepe, in exchange for cash of and services.  Specifically, Mr. Kepe received 275,000 shares in exchange for services relating to our organization, and development or our business plan .

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K and the financial statements included in the 10-K. During the three months ended August 31, 2011 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-K and the financial statements included with the 10-K. During the three months ended August 31, 2011 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS
RJD GREEN INC.

1441 E. HILLCREST DRIVE

THOUSAND OAKS CA 91362

FINANCIAL STATEMENTS

Stan J.H. Lee, CPA

2160 North Central Rd.  Suite 209 tFort Lee t NJ 07024
P.O. Box 436402 t San Diegot CA 92143-9402

619-623-7799 tFax 619-564-3408 t  E-mail) stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
RJD GREEN INC.

(A Development Stage Company)

We have audited the accompanying balance sheet of RJD GREEN INC. as of August 31,  2011 and 2010  and the related statements of operation, changes in shareholders’ deficit and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJD GREEN INC as of August 31, 2011 and 2010 and the results of its operation and its cash flows for the fiscal years then ended in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the note to the financial statements, the Company’s  lack of liquidity and losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA
_________________________________

Stan J.H. Lee, CPA
Fort Lee, NJ 07024
November 21, 2011

RJD Green Inc.
( a Development Stage Company)
Balance Sheet

	As of
	August 31, 2011	August 31, 2010
Assets:

Current Assets:

Cash	$1,466	$11,771

Total Assets	$1,466	$11,771

Liabilities and Shareholders' Equity:

Current Liabilities:

Accrued expense	$-	$-
Payable to a related party	10,513	3,513

Total Liabilities	10,513	3,513

Shareholders' Equity;

Common Stock, 75,000,000 shares authorized ( par value $.001) and 755,000 shares issued and outstanding as of December 31, 2010 and 705,000, August 31, 2010; 755,000 shares issued as of August 31, 2011	755	705
Paid in capital	47,745	42,795
Deficit during the development Stage	(57,547)	(35,242)

	(9,047)	8,258
Total Liabilities and Shareholders' Equity	$1,466	$11,771

See accompanying notes to financial statements.

RJD Green Inc.
( a Development Stage Company)
Statement of Operations

	Fiscal Year Ended August 31, 2011	From September 10, 2009 ( the date of inception) to August 31, 2010, fiscal year-end	Cumulative from Sept 10, 2009 ( the date of inception) to August 31, 2011

Revenue	$-	$-	$-

Operating Expenses:

Organization Fees	358	2,938	3,296
Filing Fees	-	423	423
Legal and audit	3,482	2,800	6,282
Professional Services	18,301	1,535	19,836
Service paid in stock	-	27,500	27,500
Bank Fees	164	46	210

Total Operating Expenses:	22,305	35,242	57,547

Income ( Loss) before income taxes	(22,305)	(35,242)	(57,547)

Provision for income taxes	-	-	-

Net loss	$(22,305)	$(35,242)	$(57,547)

Net loss per share ( basic and diluted)	$(0.070)	$(0.110)	$(0.180)

Weighted average common shares ( basic and diluted)	319,803	319,803	319,803

See accompanying notes to financial statements.

RJD Green Inc.
( a Development Stage Company)
Statement of Shareholders' Equity
From September 10, 2009 ( the date of inception) to December 31, 2010

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

See accompanying notes to financial statements.

RJD Green Inc.
( a Development Stage Company)
Statements of Cash Flows

	Fiscal Year Ended August 31, 2011	From September 10, 2009 ( the date of inception) to August 31, 2010	Cumulative from Sept 10, 2009 (the date of inception) to August 31, 2011
Cash Flows From
Operating Activities	-	-	-

Net loss	$(22,305)	$(35,242)	$(57,547)

Adjustments to reconcile net income (loss) to net cash (used in) operations	-	-	-
Common stock issued for service rendered	-	27,500	27,500

Changes in operating assets and liailities	-	-	-
Increase (decrease) in accrued expense	-	-	-

Net Cash provided by (used in) operations	(22,305)	(7,742)	(30,047)

Cash Flows From
Investing Activities

Net cash provided by investing activities	-	-	-

Cash Flows From
Financing Activities

Issuance of Common Stock	5,000	16,000	21,000
Borrowing from a related party	7,000	3,513	10,513

Net cash provided by financing activities	12,000	19,513	31,513

Net increase (decrease)	(10,305)	11,771	1,466

Cash at the Beginning of the Period:	11,771	-	-

Cash at the End of the Period	$1,466	$11,771	$1,466

Noncash investing and financiaing activities:
Common stock issued for services rendered	$-	$27,500	$27,500

Supplemental Disclosures of Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to financial statements.

RJD GREEN, INC.

 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10  "Accounting  for Income Taxes." This statement  requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes  reflect the net tax effects of temporary  differences  between the carrying amounts of assets and liabilities for financial  reporting purposes and the amounts used for income tax reporting  purposes,  at the applicable  enacted tax rates. The Company provides a valuation  allowance  against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.  There were no current or deferred  income tax expenses or benefits  due to the Company not having any material  operations  for the period from September 10, 2009 (Inception) through August 31, 2011.

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

NOTE 3 INDEBTNESS TO A RELATED PARTY AND RELATED PARTY TRANSACTION

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

NOTE 4 COMMON STOCK

The company is currently issuing only one class of Common Stock, this has been issued at two different prices since inception.

The initial offering of Common Stock was done at inception; there were 300,000 shares issued at $0.01 per share ($ 3,000). The second offering which occurred through August 31, 2010 , raised 130,000 for $0.10 per share ( $ 13,000) . The third offering was done on September 27, 2010 and the Company issued 50,000 shares for $ $ 0.10 per share ( $ 5,000)

The authorized share capital of the Company consists of 75,000,000 shares of common stock with $ .001 par value. As of August 31, 2011 and 2010, the Company has 755,000 and 705,000 shares of common stock issued and outstanding, respectively.

NOTE 5 PAID-IN CAPITAL

From inception through August 31, 2011 the company has received a percentage of the proceeds used for the purchase of common stock in the form of Paid-In Capital; the total amount of paid-in capital during this period is $47,745.

NOTE 6 INCOME TAXES

The company hasn’t completed an entire fiscal year to this point, so no assumptions can be made to tax liability, losses, carryforwards, etc. Management does project a 35% tax rate will be applied to earnings, and as the company is still in the development stage, management does project that there will be a net (loss) for the year alleviating any tax liability.

NOTE 7 GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 57,547 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the fiscal year ended August 31, 2011.

NOTE 9 SUBSEQUENT TRANSACTION

Subsequent Event - The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our principal executive officer and chief financial officer. Based on this evaluation, we have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting
Our company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our company’s internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our company’s receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting —Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors, Executive Officers

All directors of our company hold office until the annual meeting of the stockholders or until their successors have been elected and qualified.

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. At present, RobertKepe is our sole officer and director. Information as to the director and executive officer is as follows:

Name	Age	Title

Robert Kepe	33	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Robert Kepe, President, Secretary/Treasurer, Director and founder of RJD Green, Inc. from inception to present. Robert Kepe began his entrepreneurial career by using OPM to open up his first restaurant, at the age of 18, as the youngest franchisee in the brand’s history, and managed the business to become one of the top grossing stores in the franchise. Robert went on to open other locations and procured the development rights to his key market region.

In the seven years while he owned the restaurants, Mr. Kepe also began his Real Estate investing career. Since then, Robert has been at the top positions of several real estate investment firms he has principled and has enjoyed the following titles of professions: CEO, CFO, treasurer, director, custom home builder, property retailer, property wholesaler, property manager and entrepreneur. Robert Kepe brings more than 10 years experience in creative and conventional real estate acquisition, management, and disposition.

Committees of the Board
We do not have an audit or compensation committee at this time.

Involvement in Certain Legal Proceedings
Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:
1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Conflict of Interest
None of our officers or directors will be subject to a conflict of interest.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our sole officer and director, Robert Kepe from inception (November 18, 2009) to August 31, 2011.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options
Robert Kepe, President, Secretary Treasurer	2009	$-0-	-0-	-0-	-0-	-0-
	2010	$-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-
	2012	$-0-	-0-	-0-	-0-	-0-

Mr. Kepe has not received any monetary compensation or salary since the inception of the Company. Mr. Kepe has agreed to not receive any compensation or enter into any employment agreements until the Company begins operations.

Directors’ Compensation
Directors are not entitled to receive compensation for services rendered to RJD Green, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

Stock Option Grants
RJD Green did not grant any stock options to the executive officer during the most recent fiscal period ended August 31, 2011. RJD Green has also not granted any stock options to the Executive Officers since incorporation.

Employment Agreements
There are no current employment agreements or current intentions to enter into any employment agreements.

Future Compensation
Mr. Kepe has agreed to provide services to us without compensation until such time as either we have earnings from our revenue.

Board Committees
We do not currently have any committees of the Board of Directors, as our Board consists of one member. Additionally, due to the nature of our intended business, the Board of Directors does not foresee a need for any committees in the foreseeable future.

ITEM 12.　SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders
The following table sets forth, as of August 31, 2011, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

The following table sets forth information as of the date of this prospectus, and as adjusted giving effect to the sale of 1,500,000 shares of common stock in this offering, relating to the beneficial ownership of our common stock by those persons known to us to beneficially own more than 5% of our capital stock, by our director and executive officer, and by all of our directors, proposed directors and executive officers as a group.

Name of Beneficial Owner(1)	Number Of Shares	Percent Of Class
RobertKepe, President/CEO/Director	9,235,000	92.35%
All Directors, Officers and Principal Stockholders as a Group	9,235,000	92.35%

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this prospectus

Changes in Control
None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company utilizes office space provided at no cost from Mr. Kepe, our sole officer and director. Office services are provided without charge by the Company’s director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected.

During November of 2009, Mr. Kepe received 10,000,000 shares of common stock (of which 765,000 shares were later gifted to friends and family) and 1,000,000 shares of preferred stock, at a price of $0.001 per share as a founder of RJD Green. Mr. Kepe is the sole officer, director, stockholder, and promoter of RJD Green and developed the website and business plan. Mr. Kepe then gifted 765,000 shares to friends and family including his brother, mother, father, and in-laws on December 1, 2009. All shareholders have voting and investment control over the shares entitled to them.

Name of Shareholder	Number Of Shares
Joy Kepe(1)	300,000
Paul Kepe(2)	300,000
Edward and Elinor Dalton(3)	20,000
Michael and Katie Underwood(4)	5,000
Pat Kepe(4)	10,000
Tomas and Rose Dennis(5)	10,000
Tim Kepe(6)	10,000

(1)	Is the mother of RobertKepe, our president. Her address is 155-49 Spinnaka Ridge Road, Wells, ME 04090
(2)	Is the father of RobertKepe, our president. His address is 127 Front Street, Apt 2RT, Marblehead, MA 01945
(3)	Are the mother and father in-law of RobertKepe, our president. Their address is 20 Foster St, Danvers, MA 01923
(4)	Is the brother of RobertKepe, our president. His address is 10 Pond Rd, Apt. #5, Beverly, MA 01915
(5)	Tomas and Rose Dennis are the in-laws of RobertKepe, our president. Their address is 2 Wentworth Drive, Newton, NH 03858
(6)	Is the brother of RobertKepe, our president. His address is PSC 473, Box 8-339, FPO AP, 96349-0008

Mr. Kepe currently holds a promissory note with the Company for lending $1,600 to the Company for operating expenses. The promissory note does not have a term of repayment, is non-interest bearing, and is unsecured.

Mr. Kepe is currently our sole officer and director and therefore, may establish certain rights and privileges that will benefit him. Mr. Kepe may, in the future, establish compensation for himself or for other employees of the Company. Furthermore, after the effect of the sale of all the shares offered herein, Mr. Kepe will continue to be the controlling shareholder.

It should be noted that many of the shareholders of the Company are related to Mr. Kepe.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) 　 Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2010	$ 2,800	Stan J.H. Lee
2011	$ 3,482	Stan J.H. Lee

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2010	$ Nil	Stan J.H. Lee
2011	$ Nil	Stan J.H. Lee

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010	$ Nil	Stan J.H. Lee
2011	$ Nil	Stan J.H. Lee

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010	$ Nil	Stan J.H. Lee
2011	$ Nil	Stan J.H. Lee

(5) 　 Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) 　 The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

PART IV.

ITEM 15.　Exhibits and Reports on Form 10-K

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-170312 on October 7, 2011. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

Exhibit No.	Document Description

3.1	Articles of Incorporation.

3.2	Bylaws.

The following documents are included herein:

Exhibit No.	Document Description

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJD Green, INC.

Date: October 4, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Financial Officer and Secretary

	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 4, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Financial Officer and Secretary

Date: October 4, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Executive Officer and Director