Form 10-K
period 2012-08-31
RJD Green, Inc.
filed 2012-12-21
CIK 1498210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). YES ☒ NO ☐

At December 20, 2012, there were 755,000 shares of Registrant's ordinary shares outstanding.

Document incorporated by reference: None.

FORWARD LOOKING STATEMENTS
In General

This Annual Report contains statements that plan for or anticipate the future. In this Annual Report, forward-looking statements are generally identified by the words "anticipate,""plan,""believe,""expect,""estimate," and the like. These forward-looking statements include, but are not limited to, statements regarding the following:

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

PART I.

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

ITEM 4. MINE SAFETY DISCLOSURES

None, except as previously disclosed.

PART II.

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

Management’s Discussion and Analysis of Financial Statements and Results of Operations.

Results of Operations

For the period ended August 31, 2011 and 2010

There were no revenues for the period ended August 31, 2012 or for the period ended August 31, 2011. Expenses for the period ended August 31, 2012 were $2,754 compared to $1,466 for the period ended August 31, 2011. These expenses were related to professional fees related to this S- 1 1 registration statement.

Liquidity and Capital Resources

The Company had $2,754 in unrestricted cash as of August 31, 2012 and $1,466 in unrestricted cash as of August 31, 2011. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to Mr. Kepe or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses. We will also seek to finance the purchase of real properties with bank financing that may be available.

In the past, Mr. Kepe has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Kepe has lent the Company $20,980 which is documented by a promissory note. The note carries a 0% interest rate and is due on demand. Mr. Kepe intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering. The Note that Mr. Kepe currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

In the event that we are unable to raise a substantial amount of the proceeds through this offering, our officer and director, RobertKepe will lend the cash needed for operating costs or will seek out alternative sources of financing, such as financing from both traditional sources such as a bank, and then hard money loans for the down payments required on properties. In the past, Mr. Kepe has used his own personal credit in order to obtain real estate financing from financial institutions.

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

We will require as much as $10,000 in order to develop and deploy our website so that it may start generating revenues. We currently only have $2,754. Therefore, the cash currently available to us may not enable us to develop the site. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan.

Equity Distribution to Management

Since our incorporation, we have raised capital through private sales of our common equity. As of December 20, 2012, we have issued 430,000 shares of our common stock to various shareholders and our manager, Robert Kepe, in exchange for cash of and services.  Specifically, Mr. Kepe received 275,000 shares in exchange for services relating to our organization, and development or our business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our Form 10-K and the financial statements included in the 10-K. During the three months ended August 31, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our Form 10-K and the financial statements included with the 10-K. During the three months ended August 31, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8. FINANCIAL STATEMENTS

RJD GREEN INC
(A DEVELOPMENT STAGE COMPANY)
Notes to the Financial Statements

FINANCIAL STATEMENTS

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
RJD Green Inc (a development stage company)

We have audited the accompanying balance sheet of RJD Green Inc (the "Company") as of August 31, 2012, and the related statement of operations, stockholders’ equity and cash flows for the period from September 10, 2009 (Inception) through August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of August 31, 2011 was audited by other auditors, whose report dated November 21, 2011, expressed an unqualified opinion on that financial statement.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2012 and the results of its operations and its cash flows for the period from September 10, 2009 (Inception) through August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

December 6, 2012

RJD Green Inc.
( a Development Stage Company)
Balance Sheet

	August 31, 2012	August 31, 2011
Assets:

Current Assets:

Cash	$2,754	$1,466

Total Assets	$2,754	$1,466

Liabilities and Shareholders' Deficit:

Current Liabilities:

Due to related party	$20,980	$10,513

Total Liabilities	$20,980	$10,513

Shareholders' Deficit

Common Stock, 75,000,000 shares authorized ( par value $.001) and 755,000 shares issued and outstanding as of August 31, 2012 and August 31, 2011, respectively	755	755
Additional Paid in capital	20,520	20,520
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(39,226)	(30,047)

	(18,226)	(9,047)
Total Liabilities and Shareholders' Deficit	$2,754	$1,466

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.
( a Development Stage Company)
Statement of Operations

	For the Year Ended August 31, 2012	For they Year Ended August 31, 2011	Cumulative from Sept 10, 2009 ( the date of inception) to August 31, 2012

Revenue	$-	$-	$-

Operating Expenses:

Organization Fees	900	233	3,507
Filing Fees	114	-	423
Legal and audit	147	2,952	6,282
Professional Services	7,890	18,998	28,676
Bank Fees	128	122	338

Total Operating Expenses:	9,179	22,305	39,226

Loss before income taxes	(9,179)	(22,305)	(39,226)

Provision for income taxes	-	-	-

Net loss	$(9,179)	$(22,305)	$(39,226)

Net loss per share ( basic and diluted)	$(0.012)	$(0.030)

Weighted average common shares (basic and diluted)	755,000	751,301

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.
( a Development Stage Company)
Statement of Shareholders' Deficit

	Common Shares	Amount	Additional Paid-In Capital	Discount on Common Stock	Deficit Accumulated during development stage	Total

Balance as of September 10, 2009	-	$-	$-	$-	$-	$-

Common Stock Issued for Cash
$.01 per share, Oct 2009	200,000	200	1,800	-	-	2,000

Common Stock issued to founder, April 2010	275,000	275	-	(275)	-	-

Common Stock Issued for Cash
$.01 per share, May 2010	100,000	100	900	-	-	1,000

Common Stock Issued for Cash
$.10 per share, August 2010	130,000	130	12,870	-	-	13,000

Net Loss	-	-	-	-	(7,742)	(7,742)

Balance as of August 31, 2010	705,000	$705	$15,570	$(275)	$(7,742)	$8,258

Common stock issued for Cash $.10 per share, Sept 2010	50,000	50	4,950	-	-	5,000

Net loss	-	-	-	-	(22,305)	(22,305)

Balance as of August 31, 2011	755,000	$755	$20,520	$(275)	$(30,047)	$(9,047)

Net loss	-	-	-	-	(9,179)	(9,179)

Balance as of August 31, 2012	755,000	$755	$20,520	$(275)	$(39,226)	$(18,226)

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.
( a Development Stage Company)
Statements of Cash Flows

	For the Year ended August 31, 2012	For the Year ended August 31, 2011	Cumulative since September 10, 2009 (inception) to August 31, 2012
Operating Activities

Net loss	$(9,179)	$(22,305)	$(39,226)

Net Cash used in operations	(9,179)	(22,305)	(39,226)

Financing Activities

Issuance of Common Stock	-	5,000	21,000
Due to related party	10,467	7,000	20,980

Net cash provided by financing activities	10,467	12,000	41,980

Net increase (decrease) in cash	1,288	(10,305)	2,754

Cash at the Beginning of the Period:	1,466	11,771	-

Cash at the End of the Period	$2,754	$1,466	$2,754

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the "Company") was incorporated under the laws of the State of Nevada on September 10, 2009 and has been inactive since inception. The Company intends to develop an Internet based e-commerce venture.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company has not earned any revenue from operations since inception. Accordingly, the Companys activities have been accounted for as those of a "Development  Stage  Enterprise" as set  forth in ASC 915, "Development  Stage Entities." Among the disclosures required by ASC 915, are that the Companys financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

The Company sustained operating losses during the years ended August 31, 2012 and 2011. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

USE OF ESTIMATE

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of August 31, 2012 and 2011, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, (formerly SFAS No.157), “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of August 31, 2012 and 2011, there are no outstanding dilutive securities.

IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position, or cash flow.

NOTE 3 INDEBTNESS TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company received funds from related parties during the development period of $20,980 and the amount due do not bear interest and is due on demand.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space without charge to the Company.

NOTE 4 COMMON STOCK

The Company is currently issuing only one class of Common Stock, this has been issued at two different prices since inception. The Company is authorized to issue 75,000,000 shares of common stock. As of August 31, 2012, 755,000 shares of common stock were issued and outstanding.

On October, 2009, there were 200,000 shares issued at $0.01 per share for $2,000 in cash, resulting in additional paid-in capital of $1,800.

On April, 2010, there were 275,000 shares issued to the owner at a discount of $275 as founder’s shares.

On May, 2010, there were 100,000 shares issued at $0.01 per share for $1,000 in cash, resulting in additional paid-in capital of $900.

On August, 2010, there were 130,000 shares issued at $0.10 per share for $13,000 in cash, resulting in additional paid-in capital of $12,870.

On September, 2010, there were 50,000 shares issued at $0.10 per share for $5,000 in cash, resulting in additional paid-in capital of $4,950.

NOTE 5 INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	August 31, 2012	August 31, 2011
Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-34.00%	-34.00%
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of August 31, 2012 and August 31, 2011:

	August 31, 2012	August 31, 2011
Net operating losses	$(9,179)	$(22,305)
Less: valuation allowance	(9,179)	(22,305)
Net deferred tax asset	$-	$-

Due to a potential change in ownership under IRC 382, the amount of net operating loss that the Company may utilize in a future year may be limited under IRC Section 382.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.

The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

At August 31, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain.  Therefore, there was no provision for uncertain tax positions for the years ended August 31, 2012 and 2011.  Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

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

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation of our sole officer and director, RobertKepe from inception (November 18, 2009) to August 31, 2011.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
Name and Principal Position	YTD	Salary	Bonus	Other Annual Compensation	Restricted Stock	Options

RobertKepe,	2009	$-0-	-0-	-0-	-0-	-0-
President, Secretary Treasurer	2010	$-0-	-0-	-0-	-0-	-0-
	2011	$-0-	-0-	-0-	-0-	-0-
	2012	$-0-	-0-	-0-	-0-	-0-

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2012	$4,200	Anton Chia
2011	$3,482	Stan J.H. Lee

(2) 　 Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2012	$	Nil	Anton Chia
2011	$	Nil	Stan J.H. Lee

(3) 　 Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2012	$	Nil	Anton Chia
2011	$	Nil	Stan J.H. Lee

(4) 　 All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2012	$	Nil	Anton Chia
2011	$	Nil	Stan J.H. Lee

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

PART IV.

ITEM 15. EXHIBITS AND REPORTS ON FORM 10-K

The following Exhibits are incorporated herein by reference from the Registrant's S-11 Registration Statement filed with the Securities and Exchange Commission, SEC file #333-170312on October 7, 2011. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

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

RJD Green, INC.

Date: December 20, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Financial Officer and Secretary

	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 20, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Financial Officer and Secretary

Company Name

Date: December 20, 2012	By:	/s/ Robert Kepe
Name: Robert Kepe
Title: Chief Executive Officer and Director