Form 10-Q
period 2012-11-30
RJD Green, Inc.
filed 2013-01-15
CIK 1498210

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

At January 14, 2013, there were 37,750,000 shares outstanding of the registrant’s common stock.

RJD GREEN, INC.
( A DEVELOPMENT STAGE COMPANY)
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED November 30, 2012

		Page
		Number
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Balance Sheets as of November 30, 2012 (Unaudited) and August 31, 2012	3
	Statement of Operations for the three months ended November 30, 2012 and 2011 and the period from September 10, 2009 (inception) to November 30, 2012 (Unaudited)	4
	Statement of Cash Flows for the three months ended November 30, 2012 and 2011 and the period from September 10, 2009 (inception) to November 30, 2012 (Unaudited)	5
	Notes to Financial Statements (Unaudited)	6

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
RJD Green Inc.
( a Development Stage Company)
Balance Sheets

	As of
	November 30, 2012	August 31, 2012
Assets:	(Unaudited)	(Audited)

Current Assets:

Cash	$4,053	$2,754

Total Assets	4,053	2,754

Liabilities and Shareholders' Deficit:

Current Liabilities:

Due to related party	$25,980	$20,980

Total Liabilities	25,980	20,980

Shareholders' Deficit:

Common Stock, 75,000,000 shares authorized (par value $.00002) and 37,750,000 shares issued and outstanding as of November 30, 2012 and August 31, 2012, respectively (1)	755	755
Additional Paid in capital	20,520	20,520
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(42,927)	(39,226)

	(21,927)	(18,226)
Total Liabilities and Shareholders' Deficit	$4,053	$2,754

(1)  All common share amounts and per share amounts in these financial statements, reflect the fifty-for-one stock split of the issued and outstanding shares of common stock of the Company, effective November 30, 2012 including retroactive adjustment of common share amounts.  See Note 4.

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.
( a Development Stage Company)
Statement of Operations

	For the Three Months Ended November 30, 2012	For the Three Months Ended November 30, 2011	Cumulative from Sept 10, 2009 ( the date of inception) to November 30, 2012

Revenue	$-	$-	$-

Operating Expenses:

Organization Fees	-	325	3,507
Filing Fees	500	-	923
Legal and audit	1,985	-	8,267
Professional Services	1,200	1,676	29,876
Bank Fees	16	32	354

Total Operating Expenses:	3,701	2,033	42,927

Loss before income taxes	(3,701)	(2,033)	(42,927)

Provision for income taxes	-	-	-

Net loss	$(3,701)	$(2,033)	$(42,927)

Net loss per share (basic and diluted)	$(0.000)	$(0.000)

Weighted average common shares (basic and diluted) (2)	37,750,000	15,990,150

(2)  All common share amounts and per share amounts in these financial statements, reflect the fifty-for-one stock split of the issued and outstanding shares of common stock of the Company, effective November 30, 2012 including retroactive adjustment of common share amounts.  See Note 4.

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.
( a Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended November 30, 2012	For the Three Months Ended November 30, 2011	Cumulative since September 10, 2009 ( inception) to November 30, 2012

Operating Activities

Net loss	$(3,701)	$(2,033)	$(42,927)

Net Cash used in operations	(3,701)	(2,033)	(42,927)

Financing Activities

Issuance of common stock	-	-	21,000

Due to related party	5,000	2,000	25,980

Net cash provided by financing activities	5,000	2,000	46,980

Net increase (decrease)	1,299	(33)	4,053

Cash at the Beginning of the Period:	2,754	1,580	-

Cash at the End of the Period	$4,053	$1,547	$4,053

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company has not earned any revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company sustained operating losses and accumulated deficit of $42,927 as of November 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended August 31, 2012 included in our Annual Report on Form 10-K. The results of the three month periods ended November 30, 2012 are not necessarily indicative of the results to be expected for the full year ending August 31, 2013.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2012 and August 31, 2012, respectively.

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

-	Level 1: Quoted prices in active markets for identical assets or liabilities.

-
Level 2:  Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities.

-	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

RECENT ACCOUNTING PRONOUNCEMENTS - Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability offair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. Adoption of the new amendment did not have a material effect on the Company’s financial statements.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of November 30, 2012 and August 31, 2012, there are no outstanding dilutive securities.

NOTE 3 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company received funds from related parties from inception to November 30, 2012 of $25,980 and the amount due do not bear interest and is due on demand.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space without charge to the Company.

NOTE 4 COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 75,000,000 shares of common stock. As of November 30, 2012, 37,750,000 shares of common stock were issued and outstanding.

There were no shares issued during the three months ended November 30, 2012.

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

On November 30, 2012, the Company effectuated a fifty to one forward stock split. All shares presented in these financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from this action.

NOTE 5 INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	November 30, 2012	August 31, 2012

Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-34.00%	-34.00%
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012

Deferred tax asset- NOL	$(3,701)	$(9,179)
Less: valuation allowance	(3,701)	(9,179)
Net deferred tax asset	$-	$-

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

At November 30, 2012, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the three months ended November 30, 2012 and for the year ended August 31, 2012. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

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

Results of Operations for the Quarter ending November 30, 2012

Assets

Currently, we have $4,053 in cash which is our only asset.

Operating Expense

Total operating expenses for the three months ended November 30, 2012 were $3,701 compared to expenses for the period ended November 30, 2012 of  $42,927 since inception.

Net Loss

Net loss for the three months ended November 30, 2012 was $(3,701) and $(2,033) for the three months ended November 30, 2011compared to the period ended November 30, 2012 since inception of  $(42,927).

Liquidity and Capital Resources

At November 30, 2012, we had $4,053 in cash.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended November 30, 2012 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 Registration Statement,deemed effective with the Securities and Exchange Commission on October 7, 2011. During the three and six months ended November 30, 2012 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

The Company has $4,053 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, Mr. Robert Kepe, or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, Mr. Kepe has provided any cash needed for operations, including any cash needed for this Offering. To date, Mr. Kepe has lent the Company $25,980. Mr. Kepe intends to lend the Company additional capital to pay the accounts payable and to cover any additional costs related to this Offering, but has no obligation to do so. The Note that Mr. Kepe currently has with the Company is a non-interest bearing, unsecured, and has no term of repayment.

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

We will require as much as $10,000 in order to develop and deploy our website so that it may start generating revenues. $10,000 will allows us to develop our site enough so that it may be launched for public view, to do implement search engine optimization, and put forth some marketing efforts. $10,000 will be enough to fund our operations for the next 12 months, so long as we keep our operations to a minimum and are able to generate revenues. We currently only have $4,053. Therefore, the cash currently available to us may not enable us to develop the site to the state in which it will optimally be able to generate revenues. If we are to generate revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are currently effective to ensure that all material information required to be filed in the quarterly report on Form 10-Q has been made known to them.

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

Based upon an evaluation conducted for the period ended November 30, 2012, our Chief Executive Officer and Chief Financial Officer as of November 30, 2012, and as of the date of this Report, has concluded that as of the end of the periods covered by this report, he has identified no material weakness of Company internal controls.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on its evaluation, our management concluded that, as of November 30, 2012, our internal control over financial reporting was effective.

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
__________
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

RJD Green, Inc.

Date: January 14, 2013	By:	/s/ Robert Kepe
Robert Kepe
President and Director
(Principal Executive Officer)

Date: January 14, 2013	By:	/s/ Robert Kepe
Robert Kepe
Secretary, Treasurer, and Chief Financial Officer (Principal Financial Officer, and Principal Accounting Officer)