Form 10-Q
period 2013-02-28
RJD Green, Inc.
filed 2013-04-12
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2013

-OR-

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-170312

RJD Green, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1065441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Robert Speck Parkway, Suite 1500
Mississauga, Ontario, Canada L4Z 1S1	647-244-7378
(Address of Principal Executive Offices)	(Registrant's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes [ ]    No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes [ ]    No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes [x]             No  [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, April 11, 2013:

Common Stock – 425,500,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012 (Audited)	4

	Unaudited Consolidated Statements of Operations -
	For the Three and Six Months Ended February 28, 2013 and February 29, 2012	5

	Unaudited Consolidated Statements of Cash Flows -
	For the Six Months Ended February 28, 2013 and February 29, 2012	6

	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	14
Item 1a.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

February 28, 2013

	February 28, 2013	August 31, 2012
Assets:

Current Assets:
Cash	$ 1,607	$ 1,466
Total Assets	$ 1,607	$ 1,466

Liabilities and Shareholders' Equity:
Current Liabilities:
Accrued expense	$ 0	$ 0
Payable to a related party	25,980	10,513
Total Liabilities	$ 25,980	$ 10,513

Shareholders' Equity;
Common Stock, 75,000,000 shares authorized (par value $.001) and 755,000 shares issued and outstanding as of February 28, 2013 and August 31, 2012, respectively	$ 755	$ 755
Paid in capital	47,745	47,745
Deficits to Present	(72,873)	(57,547)
	(24,373)	(9,047)
Total Liabilities and Shareholders' Equity	$ 1,607	$ 1,466

See Notes to Financial Statements

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

February 28, 2013

	3 Months Ended Feb. 28, 2013	3 Months Ended Feb 29, 2012	6 Months Ended Feb 28, 2013	6 Months Ended Feb 29, 2012	Cumulative from Sept 10, 2009 ( the date of inception) to Feb. 28, 2013

Revenue	$ 500	$ -	$ 500	$ -	$ 500

Operating Expenses:

Organization Fees	-	-	-	325	3,507
Filing Fees	-	-	500	114	923
Legal and audit	-	147	1,985	147	8,251
Professional Services	2,914	836	4,114	2,512	32,790
Service paid in stock	-	-	-	-	27,500
Bank Fees	32	32	48	64	402

Total Operating Expenses:	$ 2,946	$ 1,015	$ 6,647	$ 3,162	$ 73,373

Income ( Loss) before income taxes	(2,446)	(1,015)	(6,147)	(3,162)	(72,873)

Provision for income taxes	-	-	-	-	-

Net loss	$ (2,446)	$ (1,015)	$ (6,147)	$ (3,162)	$ (72,873)

Net loss per share ( basic and diluted)	(0.003)	(0.003)	(0.008)	(0.010)
Weighted average common shares ( basic and diluted)	755,000	319,803	755,000	319,803

See Notes to Financial Statements

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

February 28, 2013

	6-months ended Feb 28, 2013	6 Months Ending Feb 29, 2012	Cumulative since September 10, 2009 ( inception) to Feb 28, 2013

Cash Flows From Operating Activities

Net loss	$ (6,147)	$ (1,015)	$ (72,873)

Adjustments to reconcile net income (loss) to net cash (used in) operations	-	-	-
Common stock issued for service rendered	-	-	27,500
Changes in operating assets and liabilities	-	-	-
Increase (decrease) in accrued expense	-	-	-

Net Cash provided by (used in) operations	$ (6,147)	$ (1,015)	$ (45,373)

Cash Flows From Investing Activities

Net cash provided by investing activities	$ -	$ -	$ -

Cash Flows From Financing Activities

Issuance of Common Stock	-	-	21,000
Borrowing from a related party	5,000	1,467	25,980

Net cash provided by financing activities	$ 5,000	1,467	46,980
Net increase (decrease)	(1,147)	452	1,607
Cash at the Beginning of the Period:	$ 2,754	$ 1,580	$ -

Cash at the End of the Period	$ 1,607	$ 2,032	$ 1,607

Noncash investing and financing activities:
Common stock issued for services rendered	-	-	27,500

Supplemental Disclosures of Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See Notes to Financial Statements

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

February 28, 2013

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

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected August 31 year-end.

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

INCOME TAXES

Income Taxes - The Company accounts for its income taxes under the provisions of FASB-ASC-10 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not. There were no current or deferred income tax expenses or benefits due to the Company not having any revenue-generating operations for the period from Inception through November 30, 2012. While there was small revenue-generation in the period ending February 28, 2013; this revenue will not offset losses and will not incur any tax expense.

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

The company has a second loan from Alliance Real Estate Development; the amount of this loan is $7,000; this loan is not interest bearing and at the present time has no fixed terms for repayment; these terms will materialize on or prior to August 31, 2012. As of August 30, 2012 a renegotiation has taken place allowing for the terms of this loan to become material on August 31, 2015. In addition to this loan from Alliance Real Estate Development there was another loan taken on August 28, 2011 for $2,000 and a third loan from the same company in the amount of $1,466.81 on January 13, 2012. There was an additional loan taken out on April15, 2012 for $5,000 and another loan for $2,000 taken out August 27, 2012. Another loan was taken out on November 17, 2012 for $5,000.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

NOTE 4 COMMON STOCK

The company is currently issuing only one class of Common Stock, this has been issued at two different prices since inception.

The initial offering of Common Stock was done at inception; there were 300,000 shares issued at $0.01 per share ($ 3,000). The second offering which occurred through August 31, 2010, raised 130,000 for $0.10 per share ( $ 13,000). The third offering was done on September 27, 2010 and the Company issued 50,000 shares for $ $ 0.10 per share ($ 5,000)

The authorized share capital of the Company consists of 75,000,000 shares of common stock with $ .001 par value. As of December 31 and August 31, 2010, the Company has 755,000 and 705,000 shares of common stock issued and outstanding, respectively.

As of February 28, 2013, through an executive decision 275,000 shares provided to Robert Kepe for services rendered has been reversed resulting in only 480,000 shares of issued common stock.

As of February 28, 2013 a stock split (non-cash distribution) has occurred at a ratio of 78.646:1; resulting in the issued common stock rising from 480,000 shares to 37,750,000 shares of common stock issued.

NOTE 5 PAID-IN CAPITAL

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

NOTE 7 GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $70,627 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the periods ended December 31 and August 31, 2010 through the current time.

NOTE 9 SUBSEQUENT TRANSACTIONS

On March 18, 2013, the Company issued 175,000,000 common shares to Zahoor Ahmad for the conversion of debt payable to a related party.  The issuance resulted in a change of control of the Company,

Effective March 21, 2013, the Company effectuated an increase in the authorized common shares from 500,000,000 to 750,000,000 common shares.

With a record date of March 21, 2013 and a payment date of April 3, 2013, the Company effectuated a 2 for 1 forward stock split increasing the outstanding shares of the Company to 425,500,000 common shares.

Subsequent Event - The Company has performed an evaluation of subsequent events in accordance with ASC Topic 855. The Company is not aware of any subsequent events that would require recognition or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the registrant’s short term or long term liquidity.  Sources of liquidity both internal and external will come from the sale of the registrant’s services and products as well as the private sale of the registrant’s stock.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the registrant’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the registrant’s financial statements.

Results of Operations

For the three months ended February 28, 2013, we received revenues of $500.  We paid $2,914 for professional services and $32 in bank fees.  As a result, we had net loss of $2,446 for the three months ended February 28, 2013.

In comparison, for the three months ended February 29, 2012, we did not receive any revenues.  We had legal and audit fees of $147, professional services fees of $836, and bank fees of $32.  As a result, we had net loss of $1,015 for the three months ended February 29, 2012.

For the six months ended February 28, 2013, we received revenues of $500.  We paid $500 in filing fees, $1,985 in legal and audit fees, $4,114 for professional services, and bank fees of $48.  As a result, we had net loss of 6,147 for the six months ended February 28, 2013.

In comparison, for the six months ended February 29, 2012, we did not receive any revenues.  We had organization fees of $325, filing fees of $114, legal and audit fees of $147, professional services expenses of $2,512, and bank fees of $64.  As a result, we had net loss of $3,162 for the six months ended February 29, 2012.

The 58.5% increase in net loss for the three months ended February 28, 2013 compared to the three months ended February 29, 2012, and the 48.6% increase in net loss for the six months ended February 28, 2013 compared to the six months ended February 29, 2012 were caused primarily by the increase in professional services during this period.  These professional services expenses were accrued as a result of the reporting requirements for a public company.

Critical Accounting Policies and Estimates

Our critical accounting policies are disclosed in our S-1 Registration Statement. During the three months ended February 28, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

Recent accounting pronouncements are disclosed in our S-1 registration statement, which was deemed effective with the Securities and Exchange Commission on October 7, 2011. During the three and six months ended February 28, 2013 there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through February 28, 2013, we have not conducted any investing activities.

For the six months ended February 28, 2013, we received $5,000 from a related party, resulting in net cash provided by financing activities of $5,000 for the period.

For the six months ended February 29, 2012, we received $1,467 from a related party, resulting in net cash provided by financing activities of $1,467 for the period.

The registrant has $1,607 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The registrant will likely have to look to its sole officer, Zahoor Ahmad, or to third parties for additional capital. There can be no assurance that the registrant will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

In the past, the prior sole officer and director, Robert Kepe provided any cash needed for operations, including any cash needed for the recent public offering. To date, Mr. Kepe has lent the registrant $25,980. This debt was converted into common shares on March 18 2013.

Our new sole officer and director intends to lend the registrant additional capital to pay the accounts payable and to cover any additional reporting costs, but has no obligation to do so.

If Mr. Ahmoor is unable to lend additional funds to the registrant in the event that registrant needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the registrant. If the registrant is to borrow funds from a third party, the terms and conditions of such a loan will most likely not be on terms as favorable as the terms offered by Mr. Ahmoor. If we are unable to address our liquidity issues, there is a great chance that the registrant will not have adequate funding to continue its business plan and will thus, fail.

On January 20, 2013, the registrant commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, their website is live and operational. Furthermore, the registrant has generated revenues from its consulting services to contractors and builders. We currently only have $1,607. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended February 28, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of February 28, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1. Legal Proceeding

The registrant is not a party to, and its property is not the subject of, any material pending legal proceedings.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales Of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

The following documents are filed as a part of this report:

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RJD Green, Inc.

/s/ Zahoor Ahmad

     Zahoor Ahmad

Chief Executive Officer

Chief Financial Officer

Dated: April 11, 2013