Form 10-Q/A
period 2013-02-28
RJD Green, Inc.
filed 2013-05-10
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 10, 2013:

Common Stock – 37,750,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to the Form 10-Q filed with the Securities and Exchange Commission on April 12, 2013 is being filed to correct the financial statements and the notes to the financial statements.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets as of February 28, 2013 (Unaudited) and August 31, 2012 (Audited)	4

	Unaudited Consolidated Statements of Operations -
	For the Three and Six Months Ended February 28, 2013 and February 29, 2012	5

	Unaudited Consolidated Statements of Cash Flows -
	For the Six Months Ended February 28, 2013 and February 29, 2012	6

	Notes to unaudited Consolidated Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	17
Item 1a.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Mine Safety Disclosure	17
Item 5.	Other Information	17
Item 6.	Exhibits	17
	Signatures	18

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

February 28, 2013

	February 28, 2013	August 31, 2012
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash	$ 1,423	$ 2,754
Total Assets	$ 1,423	$ 2,754

Liabilities and Shareholders' Equity:
Current Liabilities:
Due to related party	$ 25,980	$ 20,980
Total Liabilities	$ 25,980	$ 20,980

Shareholders' Equity;
Common Stock, 500,000,000 shares authorized (par value $.00002) and 37,750,000 shares issued and outstanding as of February 28, 2013 (Unaudited) and August 31, 2012, respectively	$ 755	$ 755
Additional paid in capital	20,520	20,520
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(45,557)	(39,226)
	(24,557)	(18,226)
Total Liabilities and Shareholders' Deficit	$ 1,423	$ 2,754

The accompanying notes are an integral part of these unaudited financial statements.

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

February 28, 2013

	Three Months Ended Feb. 28, 2013	Three Months Ended Feb 29, 2012	Six Months Ended Feb 28, 2013	Six Months Ended Feb 29, 2012	Cumulative from Sept 10, 2009 ( the date of inception) to Feb. 28, 2013

Revenue	$ 500	$ -	$ 500	$ -	$ 500

Operating Expenses:

Organization Fees	-	-	-	325	3,507
Filing Fees	-	-	500	-	923
Legal and audit	-	-	1,985	-	8,251
Professional Services	3,098	836	4,298	2,512	32,790
Bank Fees	32	32	48	64	402

Total Operating Expenses:	$ 3,130	$ 868	$ 6,831	$ 2,901	$ 46,057

Income ( Loss) before income taxes	(2,630)	(868)	(6,331)	(2,901)	(45,557)

Provision for income taxes	-	-	-	-	-

Net loss	$ (2,630)	$ (868)	$ (6,331)	$ (2,901)	$ (45,557)

Net loss per share ( basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares ( basic and diluted)	37,750,000	15,990,150	37,750,000	15,990,150

The accompanying notes are an integral part of these unaudited financial statements.

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

February 28, 2013

	For the Six-Months Ending Feb 28, 2013	For the Six Months Ending Feb 29, 2012	Cumulative since September 10, 2009 ( inception) to Feb 28, 2013

Cash Flows From Operating Activities

Net loss	$ (6,331)	$ (2,901)	$ (45,557)
Net Cash used in operations	$ (6,331)	$ (2,901)	$ (45,557)

Cash Flows From Financing Activities

Issuance of Common Stock	-	-	21,000
Borrowing from a related party	5,000	3,467	25,980

Net cash provided by financing activities	$ 5,000	3,467	46,980
Net increase (decrease)	(1,331)	566	1,423
Cash at the Beginning of the Period:	$ 2,754	$ 1,466	$ -

Cash at the End of the Period	$ 1,423	$ 2,032	$ 1,423

The accompanying notes are an integral part of these unaudited financial statements

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

The Company sustained operating losses and accumulated deficit of $45,557 as of February 28, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

The unaudited condensed interim financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended August 31, 2012 included in our Annual Report on Form 10-K. The results of the six month periods ended February 28, 2013 are not necessarily indicative of the results to be expected for the full year ending August 31, 2013.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of February 28, 2013 and August 31, 2012, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS – Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. Adoption of the new amendment did not have a material effect on the Company’s financial statements.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of February 28, 2013 and August 31, 2012, there are no outstanding dilutive securities.

NOTE 3 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company received funds from related parties from inception to February 28, 2013 of $25,980 and the amount due do not bear interest and is due on demand.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space without charge to the Company.

NOTE 4 COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 500,000,000 shares of common stock.

As of February 28, 2013, 37,750,000 shares of common stock were issued and outstanding. There were no shares issued during the six months ended February 28, 2013.

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

NOTE 5 INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	February 28, 2013	August 31, 2012
Provision computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-34.00%	-34.00%
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Deferred tax asset- NOL	$(15,510)	$(9,179)
Less: valuation allowance	(15,510)	(9,179)
Net deferred tax asset	$-	$-

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

At February 28, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the six months ended February 28, 2013 and for the year ended August 31, 2012. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 6 SUBSEQUENT EVENTS

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

Results of Operations

For the three months ended February 28, 2013, we received revenues of $500.  We paid $3,098 for professional services and $32 in bank fees.  As a result, we had net loss of $2,630 for the three months ended February 28, 2013.

In comparison, for the three months ended February 29, 2012, we did not receive any revenues.  We had professional services fees of $836 and bank fees of $32.  As a result, we had net loss of $868 for the three months ended February 29, 2012.

For the six months ended February 28, 2013, we received revenues of $500.  We paid $500 in filing fees, $1,985 in legal and audit fees, $4,298 for professional services, and bank fees of $48.  As a result, we had net loss of $6,331 for the six months ended February 28, 2013.

In comparison, for the six months ended February 29, 2012, we did not receive any revenues.  We had organization fees of $325, professional services expenses of $2,512, and bank fees of $64.  As a result, we had net loss of $2,901 for the six months ended February 29, 2012.

The 303% increase in net loss for the three months ended February 28, 2013 compared to the three months ended February 29, 2012, and the 218.2% increase in net loss for the six months ended February 28, 2013 compared to the six months ended February 29, 2012 were caused primarily by the increase in professional services during this period.  These professional services expenses were accrued as a result of the reporting requirements for a public company.

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

For the six months ended February 29, 2012, we received $3,467 from a related party, resulting in net cash provided by financing activities of $3,467 for the period.

The registrant has $1,423 in cash. The investigation of prospective financing candidates involves the expenditure of capital. The registrant will likely have to look to its sole officer, Zahoor Ahmad, or to third parties for additional capital. There can be no assurance that the registrant will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude its business objectives or to pay ongoing operating expenses.

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

If Mr. Ahmad is unable to lend additional funds to the registrant in the event that registrant needs additional funds, we may need to deploy a plan to sell additional shares or look to a third party to lend funds to the registrant. If the registrant is to borrow funds from a third party, the terms and conditions of such a loan will most likely not be on terms as favorable as the terms offered by Mr. Ahmad. If we are unable to address our liquidity issues, there is a great chance that the registrant will not have adequate funding to continue its business plan and will thus, fail.

On January 20, 2013, the registrant commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, their website is live and operational. Furthermore, the registrant has generated revenues from its consulting services to contractors and builders. We currently only have $1,423. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to not be effective as of February 28, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies .

Our chief executive officer and chief financial officer have assessed the effectiveness of our internal control over financial reporting as of February 28, 2013 and concluded that it was not effective because of the material weakness described below:

In connection with the preparation of our consolidated financial statements for the period ended February 28, 2013, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We will aggressively recruit experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission. Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient. We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting

Our chief executive officer and chief financial officer have evaluated changes in our internal controls over financial reporting that occurred during the period ended February 28, 2013.  Based on that evaluation, our chief executive officer and chief financial officer, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

Dated: May 10, 2013