Form 10-Q/A
period 2013-02-28
RJD Green, Inc.
filed 2013-05-22
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 22, 2013:

Common Stock – 37,750,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to the Form 10-Q filed with the Securities and Exchange Commission on April 12, 2013 is being filed solely to provide the XBRL exhibits.

Pursuant to SEC rules, we have included currently dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

February 28, 2013

	Three Months Ended Feb. 28, 2013	Three Months Ended Feb 29, 2012	Six Months Ended Feb 28, 2013	Six Months Ended Feb 29, 2012	Cumulative from Sept 10, 2009 ( the date of inception) to Feb. 28, 2013

Revenue	$ 500	$ -	$ 500	$ -	$ 500

Operating Expenses:

Organization Fees	-	-	-	325	3,507
Filing Fees	-	-	500	-	923
Legal and audit	-	-	1,985	-	8,251
Professional Services	3,098	836	4,298	2,512	32,790
Bank Fees	32	32	48	64	402

Total Operating Expenses:	$ 3,130	$ 868	$ 6,831	$ 2,901	$ 45,873

Income ( Loss) before income taxes	(2,630)	(868)	(6,331)	(2,901)	(45,373)

Provision for income taxes	-	-	-	-	-

Net loss	$ (2,630)	$ (868)	$ (6,331)	$ (2,901)	$ (45,373)

Net loss per share ( basic and diluted)	(0.00)	(0.00)	(0.00)	(0.00)
Weighted average common shares ( basic and diluted)	37,750,000	15,990,150	37,750,000	15,990,150

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is the process designed by and under the supervision of our chief executive officer and chief financial officer, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  These officers have evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

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

Dated: May 22, 2013