Form 10-Q
period 2013-05-31
RJD Green, Inc.
filed 2013-08-16
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2013

-OR-

[   ]

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________.

Commission File Number: 333-170312

RJD Green, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1065441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4142 South Harvard, Suite D3
Tulsa, OK 74135	(918) 551-7883
(Address of Principal Executive Offices)	(Registrant's telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, August 16, 2013:

Common Stock – 425,500,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of May 31, 2013 (Unaudited) and August 31, 2012 (Audited)	4

	Unaudited Condensed Statements of Operations -
	For the Three and Nine Months Ended May 31, 2013 and 2012	5

	Unaudited Condensed Statements of Cash Flows -
	For the Nine Months Ended May 31, 2013 and 2012	6

	Notes to unaudited Condensed Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	14

Part II.	Other Information

Item 1.	Legal Proceedings	15
Item 1a.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosure	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	May 31, 2013	August 31, 2012
Assets:	(Unaudited)

Current Assets:
Cash	$1,161	$2,754
Total Assets	$1,161	$2,754

Liabilities and Shareholders' Deficit:

Current Liabilities:
Due to related party	$-	$20,980
Total Liabilities	-	20,980

Shareholders' Deficit:

Common Stock, 750,000,000 shares authorized (par value $.00001) and 425,000,000 shares issued and outstanding as of May 31, 2013 (Unaudited) and August 31, 2012, respectively	4,255	755
Additional paid in capital	56,325	20,520
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(59,144)	(39,226)
	1,161	(18,226)
Total Liabilities and Shareholders' Deficit	$1,161	$2,754

The accompanying notes are an integral part of these condensed financial statements.

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

	For the Three Months Ended May 31, 2013	For the Three Months Ended May 31, 2012	For the Nine Months Ending May 31, 2013	For the Nine Months Ending May 31, 2012	Cumulative from Sept 10, 2009 (the date of inception) to May 31, 2013
Revenue	$565	$-	$1,065	$-	$1,065

Operating Expenses:

Organization Fees	675	-	675	325	4,182
Filing Fees	-	-	500	114	923
Legal and audit	10,780	-	12,765	-	19,047
Professional Services	2,565	4,831	6,863	7,343	35,539
Bank Fees	132	16	180	80	518

Total Operating Expenses:	14,152	4,847	20,983	7,862	60,209
Loss before income taxes	(13,587)	(4,847)	(19,918)	(7,862)	(59,144)

Provision for income taxes	-	-	-	-	-

Net loss	$(13,587)	$(4,847)	$(19,918)	$(7,862)	$(59,144)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	425,000,000	15,990,150	425,000,000	15,990,150

The accompanying notes are an integral part of these condensed financial statements

RJD GREEN INC

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ending May 31, 2013	For the Nine Months Ending May 31, 2012	Cumulative since September 10, 2009 (inception) to May 31, 2013

Operating Activities
Net loss	$(19,918)	$(7,862)	$(59,144)
Net cash used in operations	(19,918)	(7,862)	(59,144)

Financing Activities
Additional paid in capital	13,325	-	13,325
Issuance of Common Stock	-	-	21,000
Borrowing from a related party	5,000	8,581	25,980
Net cash provided by financing activities	18,325	8,581	60,305

Net increase (decrease)	(1,593)	719	1,161

Cash at the Beginning of the Period:	2,754	1,466	-

Cash at the End of the Period	$1,161	$2,185	$1,161

NON-CASH TRANSACTIONS
Conversion of debt to common shares	$25,980	$-	$25,980

The accompanying notes are an integral part of these condensed financial statements

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Condensed Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the "Company") was incorporated under the laws of the State of Nevada On September 10, 2009 and has been inactive since inception. The Company intends to develop an Internet based e-commerce venture.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company has earned minimal revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company sustained operating losses and accumulated deficit of $59,144 as of May 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of May 31, 2013 and August 31, 2012, respectively.

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

Level 1:  Quoted prices in active markets for identical assets or liabilities.

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

RECENT ACCOUNTING PRONOUNCEMENTS – Not Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of May 31, 2013 and August 31, 2012, there are no outstanding dilutive securities.

NOTE 3 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company received funds from related parties from inception to February 28, 2013 of $25,980 and the amount due does not bear interest and is due on demand. These funds were retired March 18, 2013 by the conversion of debt payable for issuance of 175,000,000 shares (pre – split) of common stock. The issuance resulted in a change of control of the Company.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space without charge to the Company.

NOTE 4 COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 750,000,000 shares of common stock at $0.00001.

As of May 31, 2013, the Company had 425,500,000 common shares issued and outstanding. There were 350,000,000 common shares issued during the nine months ended May 31, 2013.

In October 2009, the Company issued 20,000,000 common shares at $0.0001 per share for $2,000 in cash, resulting in additional paid-in capital of $1,800.

In April, 2010, the Company issued 27,500,000 common shares to the owner at a discount of $275 as founder’s shares.

In May 2010, the Company issued 10,000,000 common shares at $0.0001 per share for $1,000 in cash, resulting in additional paid-in capital of $900.

In August, 2010, the Company issued 13,000,000 common shares at $0.1 per share for $13,000 in cash, resulting in additional paid-in capital of $12,870.

In September 2010, the Company issued 5,000,000 common shares at $0.001 per share for $5,000 in cash, resulting in additional paid-in capital of $4,950.

On November 30, 2012, the Company effectuated a fifty to one forward stock split.

On March 18, 2013, the Company issued 350,000,000 common shares to Zahoor Ahmad, for the conversion of debt payable to a related party of $25,980. The issuance resulted in a change of control of the Company

As of March 21, 2013, the Company increased the authorized common shares from 500,000,000 to 750,000,000 common shares.  On March 31, 2013, the Company effectuated a 2 to 1 forward split increasing the outstanding shares of the Company to 425,500,000 common shares.

All shares presented in these condensed interim financial statements and accompanying footnotes has been retroactively adjusted to reflect the increased number of shares resulting from the two forward stock splits effective on November 30, 2012 and March 21, 2013.

NOTE 5 INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	May 31, 2013	August 31, 2012
Benefit computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Deferred tax asset - NOL	$ 29,097	$ 9,179
Less: valuation allowance	(29,097)	(9,179)
Net deferred tax asset	$ 0	$ 0

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

At May 31, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the nine months ended May 31, 2013 and for the year ended August 31, 2012. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

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

Results of Operations

For the three months ended May 31, 2013, we received revenues of $565.  We paid $2,565 for professional services, $675 in organizational fees, $10,780 in legal and audit, and $132 in bank fees.  As a result, we had net loss of $13,587 for the three months ended May 31, 2013.

In comparison, for the three months ended May 31, 2012, we did not receive any revenues.  We had professional services fees of $4,831 and bank fees of $16.  As a result, we had net loss of $4,847 for the three months ended May 31, 2012.

For the nine months ended May 31, 2013, we received revenues of $1,065.  We paid $500 in filing fees, $675 in organizational fees, $12,765 in legal and audit fees, $6,863 for professional services, and bank fees of $180.  As a result, we had net loss of $19,918 for the nine months ended May 31, 2013.

In comparison, for the nine months ended May 31, 2012, we did not receive any revenues.  We had organization fees of $325, filing fees of $114, professional services expenses of $7,343, and bank fees of $80.  As a result, we had net loss of $7,863 for the nine months ended May 31, 2012.

The 180% increase in net loss for the three months ended May 31, 2013 compared to the three months ended May 31, 2012, and the 153% increase in net loss for the nine months ended May 31, 2013 compared to the nine months ended May 31, 2012 were caused primarily by the increase in legal and audit, and professional services during this period.  These expenses were accrued as a result of the reporting requirements for a public company.

Critical Accounting Policies and Estimates

During the three months ended May 31, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three and nine months ended May 31, 2013, there have been no new accounting pronouncements which are expected to significantly impact our consolidated financial statements.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through May 31, 2013, we have not conducted any investing activities.

For the nine months ended May 31, 2013, we received $13,325 from additional paid in capital and $5,000 from related party borrowing.  As a result, we had net cash provided by financing activities of $18,325 for the nine months ended May 31, 2013.

For the nine months ended May 31, 2012, we received $8,581 from related party borrowing.  As a result, we had net cash provided by financing activities of $8,581 for the nine months ended May 31, 2012.

On January 20, 2013, the registrant commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, their website is live and operational. Furthermore, the registrant has generated revenues from its consulting services to contractors and builders. We currently only have cash assets of $1,161. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended May 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of May 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

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

RJD Green, Inc.

/s/ Rex Washburn

     Rex Washburn

     Chief Executive Officer

/s/ Mike LaLond

     Mike LaLond

     Chief Financial Officer

Dated: August 16, 2013