Form 10-K
period 2013-08-31
RJD Green, Inc.
filed 2013-12-16
CIK 1498210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-27251

RJD Green, Inc.

(Exact name of registrant in its charter)

Nevada	27-1065441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification)

4142 South Harvard Avenue, Suite D3, Tulsa Oklahoma 74135

(Address of principal executive offices, including zip code)

Registrant's Telephone number, including area code:  (918) 551-7883

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act

Yes [  ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.

Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $5,285.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 16, 2013 was 425,500,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

RJD Green, Inc.

Form 10-K

For the Fiscal Year Ended August 31, 2013

PART I

ITEM 1.   BUSINESS

Overview

RJD Green, Inc., a Nevada company, is a development stage company incorporated in the State of Nevada in September 2009. We were formed to engage in the business of marketing and promoting green technologies, services, appliances, building materials and other green products suitable for residential buildings through our online website, (www.rjdgreen.com.). In April 2010, we commenced our planned principal operations, and therefore have no significant assets. As of August 31, 2013, we developed our business plan and secured a developer for the initial website design and have launched a preliminary site focused on green building materials and green technologies for the edification of builders, consumers, architects, and other residential building professionals. We intend to generate revenues from advertising. We need to build out our website in greater detail to focus on specific local markets. Additionally, we need to complete a database and search function on our site to highlight specific cities and states that have high concentrations of those consumers seeking green technology, appliances and building supplies for their homes.

Competition

We will compete against a variety of websites offering similar content. Barriers to entry on the Internet are relatively low; however, most other websites do not currently offer our proposed unique blend of product provider listings, green products and services and relevant content offerings. We anticipate facing significant competition in the future from new websites that offer the same emphasis on environmentally responsible building and services and existing websites that introduce competing services. We currently do not have a developed website nor are we generating any revenues, thus we do not effectively compete with those sites that may someday be our competition. We also lack financial resources that limit our ability to compete against other websites offering similar content.

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

Employees

We are a development stage company and currently have no paid employees at this time. We plan to use consultants, attorneys, accountants, and contract services, as necessary and do not plan to engage any additional full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees.

Our Officers and Directors are spending the time allocated to our business in handling the general business affairs of our company such as accounting issues, including review of materials presented to our auditors, working with our counsel in preparation of filing our S-1 registration statement, and developing our business plan and overseeing merger and acquisition exploratory efforts.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We currently maintain an office at 4142 South Harvard Avenue Tulsa OK. We have no monthly rent, nor do we accrue any expense for monthly rent. Ron Brewer, our Chief Operating Officer and Director, provides us a facility in which we conduct business on our behalf. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

In the future we anticipate requiring additional office space and additional personnel; however, it is unknown at this time how much space or how many individuals will be required.

ITEM 3.  LEGAL PROCEEDINGS.

There is no litigation pending or threatened by or against RJD Green, Inc.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a)  Market Information.  Since inception, the registrant has had minimal trading on the OTC BB under the symbol RJDG.  There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

b)  Holders.  At December 16, 2013, there were approximately 1,068 shareholders of the registrant.

c)  Dividends.  Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the foreseeable future.

d)  Securities authorized for issuance under equity compensation plans.  No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2013 and 2012 we purchased no shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from the sale of our products and services.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that do not arise from the registrant’s continuing operations.  There are no other known causes for any material changes from period to period in one or more line items of our financial statements.

Results of Operations

For the year ended August 31, 2013, we received revenues of $1,115.  We paid $6,863 for professional services, $975 in organizational fees, $17,145 in legal and audit, $500 in filing fees, and $180 in bank fees.  As a result, we had net loss of $24,548 for the year ended August 31, 2013.

In comparison, for the year ended August 31, 2012, we did not receive any revenues.  We had professional services fees of $7,890, $900 in organizational fees, $147 in legal and audit, $114 in filing fees, and bank fees of $128.  As a result, we had net loss of $9,179 for the year ended August 31, 2012.

The 167% increase in net loss for the fiscal year ended August 31, 2013 compared to the fiscal year ended August 31, 2012 were caused primarily by the increase in legal and audit services during this period.  These expenses were accrued as a result of the reporting requirements for a public company.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through August 31, 2013, we did not pursue any investing activities.

For the year ended August 31, 2013, we received $5,000 from a related party borrowing.  As a result, we had net cash provided by financing activities of $5,000 for the year ended August 31, 2013.

For the year ended August 31, 2012, we received $10,467 from related party borrowing.  As a result, we had net cash provided by financing activities of $10,467 for the year ended August 31, 2012.

On January 20, 2013, the registrant commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, their website is live and operational. Furthermore, the registrant has generated revenues from its consulting services to contractors and builders. We currently only have cash assets of $50. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for approximately three (3) more months so long as we continuing operating in the manner that we are currently operating.

Plan of Operation.

The registrant may experience problems, delays, expenses and difficulties, many of which are beyond the registrant’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

Critical Accounting Policies

The following accounting policies are considered critical by our management.  These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements.  These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  However, actual results may differ from these estimates under different and/or future circumstances.

Revenue Recognition

In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the student is fixed or determinable, and collectability is reasonably assured.  The following policies reflect specific criteria for the various revenue streams of the registrant:

Revenue is recognized at the time the product is delivered or the service is performed.

Recent Pronouncements

We do not believe any recently issued accounting standards will have a material impact on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RJD Green, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

RJD Green Inc. (a development stage company)

We have audited the accompanying balance sheets of RJD Green Inc. (the "Company") as of August 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended and for the period from September 10, 2009 (Inception) through August 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of August 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years then ended and for the period from September 10, 2009 (Inception) through August 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia LLP

Newport Beach, CA

December 16, 2013

RJD Green, Inc. (A Development Stage Company) Balance Sheets

	August 31, 2013	August 31, 2012
Assets
Current Assets:
Cash	$50	$2,754
Total Assets	$50	$2,754

Liabilities and Shareholders' Equity (Deficit):
Current Liabilities:
Due to Related Party	$-	$20,980
Total Liabilities	-	20,980

Shareholders’ Equity (Deficit):
Common Stock, 750,000,000 and 500,000,000 shares authorized (par value $.001) as of August 31,2013 and 2012, respectively; 425,500,000 and 75,500,000 shares issued and outstanding as of August 31, 2013 and 2012, respectively (1)	4,255	755
Additional Paid in capital	59,844	20,520
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(63,774)	(39,226)
Stockholders’ Equity (Deficit)	50	(18,226)
Total Liabilities and Stockholders’ (Deficit) Equity	$50	$2,754

(1)All common share amounts and per share amounts in these financial statements reflect the fifty-for-one and two-for-one stock splits of the issued and outstanding shares of common stock of the Company, effective November 30, 2012 and March 21, 2013 respectively, including retroactive adjustment of common share amounts. See Note 4.

The accompanying notes are an integral part of these financial statements

RJD Green, Inc. (A Development Stage Company) Statements of Operations

	For the Year Ended August 31, 2013	For the Year Ended August 31, 2012	Cumulative from September 10, 2009 (the date of inception) to August 31, 2013

Revenue	$1,115	$-	$1,115

Operating Expenses:
Organization Fees	975	900	4,482
Filing Fees	500	114	923
Legal and Audit	17,145	147	23,427
Professional Services	6,863	7,890	35,539
Bank Fees	180	128	518
Total Operating Expenses	25,663	9,179	64,889

Loss before Income Taxes	(24,548)	(9,179)	(63,774)
Provision for Income Taxes	-	-	-
Net Loss	$(24,548)	$(9,179)	$(63,774)

Net Loss per Share (basic and dilutive)	$0.00	$0.00

Weighted average common shares (basic and diluted)(2)	212,827,397	37,750,000

(2) All common share amounts and per share amounts in these financial statements reflect the fifty-for-one and two-for-one stock splits of the issued and outstanding shares of common stock of the Company, effective November 30, 2012 and March 21, 2013, respectively, including retroactive adjustment of common share amounts. See Note 4.

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.

(A Development Stage Company)

Statement of Shareholders’ Equity (Deficit)

	Common Stock		Additional Paid-in	Discount on Common	Deficit Accumulated During the Development	Total Stockholders' Equity
	Shares	Amount	Capital	Stock	Stage	(Deficit)
Pre-Inception Balance	-	$ -	$ -	$ -	$ -	$ -

Common Stock Issued for Cash $0.0001 per share, Oct 2009 (3)	20,000,000	200	1,800	-	-	2,000
Common Stock issued to founder, April 2010 (3)	27,500,000	275	-	(275)	-	-
Common Stock Issued for Cash $0.0001 per share, May 2010 (3)	10,000,000	100	900	-	-	1,000
Common Stock Issued for Cash $0.001 per share, August 2010 (3)	13,000,000	130	12,870	-	-	13,000
Net Loss	-	-	-	-	(7,742)	(7,742)

Balance as of August 31, 2010	70,500,000	$705	$15,570	$(275)	$(7,742)	$8,268

Common stock issued for Cash $0.001 per share, Sept. 2010 (3)	5,000,000	50	4,950	-	-	5,000
Let Loss	-	-	-	-	(22,305)	(22,305)

Balance as of August 31, 2011 (3)	75,500,000	$755	$20,520	$(275)	$(30,047)	$(9,047)

Net Loss	-	-	-	-	(9,179)	(9,179)

Balance as of August 31, 2012 (3)	75,500,000	$755	$20,520	$(275)	$(39,226)	$(18,226)

Conversion of $25,980 of debt to 175,000,000 shares of restricted stock on March 18, 2013 (3)	350,000,000	3,500	22,480	-	-	25,980
Additional paid-in capital contributed May 3, 2013	-	-	13,325	-	-	13,325
Additional paid-in capital contributed August 15, 2013	-	-	3,519	-	-	3,519
Net loss for the twelve month period ended August 31, 2013	-	-	-	-	(24,548)	(24,548)

Balance as of August 31, 2013 (3)	425,500,000	$4,255	$59,844	$(275)	$(63,774)	$50

(3) Retroactively adjusted to reflect the 50-for-1 stock split effective November 30, 2012 and the 2-for-1 stock split effective March 21, 2013.  See Note 4.

The accompanying notes are an integral part of these financial statements.

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

	For the Twelve Months Ending August 31, 2013	For the Twelve Months Ending August 31, 2012	Cumulative since September 10, 2009 (inception) to August 31, 2013

Operating Activities:
Net loss	$(24,548)	$(9,179)	$(63,774)
Shareholders’ contribution for organizational expenses	16,844	-	16,844

Net cash used in operations	(7,704)	(9,179)	(46,930)

Financing Activities:
Issuance of Common Stock	-	-	21,000
Borrowing from a related party	5,000	10,467	25,980
Net cash provided by financing activities	5,000	10,467	46,980

Net increase (decrease)in cash	(2,704)	1,288	50

Cash at the Beginning of the Period:	2,754	1,466	-

Cash at the End of the Period	$50	$2,754	$50

NON-CASH TRANSACTION

Conversion of debt to common shares	$25,980	$-	$25,980

The accompanying notes are an integral part of these financial statements

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 10, 2009 and has been inactive since inception. The Company intends to develop an Internet based e-commerce venture.

On May 21, 2013, the registrant entered into a definitive agreement with the shareholders of Silex Holdings, Inc. Pursuant to the agreement, the registrant will purchase all of the outstanding securities of Silex Holdings, Inc. in exchange for 375,390,000 common shares of the registrant. The registrant anticipates that the acquisition will be completed in the fiscal year ended August 31, 2014. Silex Holdings, Inc. shall be a wholly owned subsidiary of the registrant. Completion date of the acquisition was at the request of Silex Holdings Inc. as they desired to complete their fiscal year December 31, 2013, and for RJD to complete its pending Form S-1 amended filing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has earned minimal revenue from operations since inception. Accordingly, the activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915, “Development Stage Entities.” Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

GOING CONCERN

The Company sustained operating losses an accumulated of $63,774 as of August 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

REVENUE RECOGNITION

The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) obligations have been substantially performed pursuant to the terms of the arrangement.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of August 31, 2013 and 2012, respectively.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of August 31, 2013 and 2012, there are no outstanding dilutive securities.

NOTE 3 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

The Company received funds from related parties from inception to August 31, 2013 of $25,980 and the amount due does not bear interest and is due on demand. These funds were retired March 18, 2013 by the conversion of debt payable for issuance of 175,000,000 shares (pre – split) of common stock. The issuance resulted in a change of control of the Company.

The Company neither owns nor leases any real or personal property. An officer of the corporation provides office space without charge to the Company.

NOTE 4 COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 750,000,000 shares of common stock at $0.001.

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

In August, 2010, the Company issued 13,000,000 common shares at $0.001 per share for $13,000 in cash, resulting in additional paid-in capital of $12,870.

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

As of August 31, 2013, the Company had 425,500,000 common shares issued and outstanding. There were 350,000,000 common shares issued during the twelve months ended August 31, 2013.

All shares presented in these financial statements and accompanying footnotes have been retroactively adjusted to reflect the increased number of shares resulting from the two forward stock splits effective on November 30, 2012 and March 21, 2013.

NOTE 5 INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	August 31, 2013	August 31, 2012
Benefit computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of August 31, 2013 and August 31, 2012:

	August 31, 2013	August 31, 2012
Deferred tax asset - NOL	$ 33,727	$ 9,179
Less valuation allowance	(33,727)	(9,179)
Net deferred tax asset	$ 0	$ 0

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

At August 31, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the fiscal year ended August 31, 2013 and for the year ended August 31, 2012. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were ineffective as of August 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013, and concluded that it is ineffective.

In connection with the preparation of our financial statements for the year ended August 31, 2013, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission.  A material weakness is a significant deficiency in one or more of the internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We are working with our auditors to ensure that we complete our financial reporting in a timely fashion.  Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective, we cannot assure you that these steps will be sufficient.  We may be required to expend additional resources to expend additional resource to identify, assess and correct any additional weaknesses in internal control.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2012.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Directors.

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to the director and executive officer is as follows:

NAME	AGE	POSITIONS HELD	TERM OF OFFICE
Rex Washburn	64	Chief Executive Officer	June 2013 to present
Mike LaLond	63	Chief Financial Officer	June 2013 to present
Ron Brewer	63	Chief Operating Officer	June 2013 to present
Zahoor Ahmad	42	Director	April 2013 to present
Jerry Niblett	49	Director	June 2013 to present
Eric English	42	Director	June 2013 to present

Resumes:

Rex Washburn:

Rex Washburn, Chief Executive Officer and Board of Directors member - Rex offers 23 years of senior management experience with 17 of those years as Chief Executive Officer of both publicly held and private companies.  Mr. Washburn is recognized as a corporate structural and ‘turnaround’ specialist, and has in-depth experience in international franchising and franchise development. Since 2005 Mr. Washburn has served as President and Principal of Franchise Systems Support LLC. Rex received a BBA in finance from Regis University in 1987 and studied for MS in Economics at the University of Edinburg from 1988 - 1990. Rex served in Special Operations for the US Army in military service from 1968 - 1972.

Mike La Lond:

Mike La Lond, Chief Financial Officer, has worked as both CFO and as a consultant.  From June 2007 through October 2008, Mr. La Lond was the Vice President and CFO of Lean Gourmet.  From January 2009 through June 2010, he worked as a consultant to the Southbridge Advisory Group.  From June 2010 through December 2010, he was the CFO of US Highland, a recreational powersports company.  Since January 2011, Mr. La Lond has been the president of La Lond Consulting.  Mr. La Lond Received a B.S. and a B.A. from Quincy College in 1970, an M.S. from Illinois State University in 1974, and a Ph.D. from Illinois State University in 1976.

Ron Brewer:

Since 2001, Ron Brewer, Chief Operating Officer and Board of Directors member, has been the Managing Director of the Southbridge Advisory Group, an Oklahoma based management services firm focused on merger and acquisition advisory, capital procurement, and management consulting services.  Mr. Brewer studied at the University of Arkansas and the University of Tulsa between 1969 and 1973.

Zahoor Ahmad:

Mr. Ahmad, age 42, has worked in the fields of personnel management, real estate sales, and small business management for the past 10 years.  From 2002 through 2010, he worked as a certified field trainer for Orkin, an extermination company.  Since 2010, he has worked as a Sales Representative with Remax Performance Realty Inc., a real estate brokerage.   Mr. Ahmad attended Garden College in Lahore Pakistan from 1986 through 1988.  He received a M.Sc. in Plant Pathology in 1993.  Mr. Ahmad does not have any family relationships with anyone within the registrant, nor any transactions with related persons.

Jerry Niblett:

Jerry Niblett, Board of Directors Member, has held leadership positions in several green energy companies.  Since 2007, he has been a regional manager of Sonoco Logistics Pipeline LP, where he monitors, analyzes, and oversees the operational activities for over 2,000 miles of active transmission and gathering pipelines.  Since 2009, he has been the president of Green Mountain Resources Corp., a small cap privately held energy company.  Since 2010, he has been a managing member of Green Mountain Resources LLC, a subsidiary of Green Mountain Resources Corp, where he is responsible for market strategy, technology development, corporate profitability and accountability to shareholders.  Since 2011, he has been a managing member of Rangeland Energy LLC, another small cap privately held energy company.  Mr. Niblett received a B.S. in Total Quality Management from Friends University in Wichita, KS in 1996.

Eric English:

Eric English, Board of Directors Member, has been a board member of Silex Holdings Inc. since June 2012.  Since February 2006 until March 2013, he served as president of Silex Interiors, an emerging growth company that imports semi-finished building materials at a low cost for delivery to end users.  Mr. English studied at Tulsa Community College in 1988 and 1989.

There are no material plans, contracts, or arrangements to which the officers or directors are a party or in which they participate that is entered into or material amendment in connection with the triggering event or any grant or award to them under any such plan, contract, or arrangement in connection with any such event.

Committees of the Board of Directors

We do not have standing audit, nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, an officer, director, or greater-than-10% shareholder of the registrant must file a Form 4 reporting the acquisition or disposition of registrant's equity securities with the Securities and Exchange Commission no later than the end of the second business day after the day the transaction occurred unless certain exceptions apply.  Transactions not reported on Form 4 must be reported on Form 5 within 45 days after the end of the registrant's fiscal year.  Such persons must also file initial reports of ownership on Form 3 upon becoming an officer, director, or greater-than-10% shareholder.  To our knowledge, based solely on a review of the copies of these reports furnished to it, the officers, directors, and greater than 10% beneficial owners complied with all applicable Section 16(a) filing requirements during 2013.

Code of Ethics Policy

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Indemnification

The registrant shall indemnify to the fullest extent permitted by, and in the manner permissible under the laws of the State of Nevada, any person made, or threatened to be made, a party to an action or proceeding, whether criminal, civil, administrative or investigative, by reason of the fact that he is or was a director or officer of the registrant, or served any other enterprise as director, officer or employee at the request of the registrant.  The board of directors, in its discretion, shall have the power on behalf of the registrant to indemnify any person, other than a director or officer, made a party to any action, suit or proceeding by reason of the fact that he/she is or was an employee of the registrant.

Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the registrant, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceedings) is asserted by such director, officer, or controlling person in connection with any securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issues.

INDEMNIFICATION OF OFFICERS OR PERSONS CONTROLLING THE REGISTRANT FOR LIABILITIES ARISING UNDER THE SECURITIES ACT OF 1933, IS HELD TO BE AGAINST PUBLIC POLICY BY THE SECURITIES AND EXCHANGE COMMISSION AND IS THEREFORE UNENFORCEABLE.

ITEM 11. EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our former sole executive officer and director, Robert Kepe, from inception (September 15, 2009) to May 31, 2012.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Robert Kepe	2012	-	-	-	-	-
President, Secretary	2011	-	-	-	-	-
Treasurer	2010	-	-	-	27,500	27,500

Mr. Kepe has not received any monetary compensation or salary since the inception of the Company. Mr. Kepe has agreed to not receive any compensation or enter into any employment agreements until the Company begins operations. He has received 275,000 shares of restricted stock in exchange for his services in 2010.

Mr. Zahoor Ahmad was appointed an officer on April 5, 2013 and has not received any monetary compensation or salary since his appointment.

Mr. Rex Washburn, Mr. Mike LaLond, and Mr. Ron Brewer were appointed as officers in June 2013, and have not yet received any monetary compensation or salary since their appointment.

Directors’ Compensation

Directors are not entitled to receive compensation for services rendered to RJD Green, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following tabulates holdings of shares of the registrant by each person who, subject to the above, holds of record or is known by management to own beneficially more than 5.0% of the common shares and, in addition, by all directors and officers of the registrant individually and as a group.  Each named beneficial owner has sole voting and investment power with respect to the shares set forth opposite his name.

Shareholdings at December 16, 2013

Name of Beneficial Owner (1)	Number of Shares	Percentage Owned (2)
Rex Washburn	0	0.00%
Mike LaLond	0	0.00%
Ron Brewer	0	0.00%
Zahoor Ahmad	387,500,000	91.07%
Jerry Niblett	0	0.00%
Eric English	0	0.00%
All Directors, Officers, and Principal Stockholders as a Group	387,500,000	91.07%

1)

The address of each shareholder is care of RJD Green, Inc., 4142 South Harvard Avenue, Suite D3, Tulsa OK 74135 unless otherwise stated.

2)

Based on 425,500,000 shares outstanding as of December 16, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The registrant received funds from related parties from inception to August 31, 2013 of $25,980 and the amount due does not bear interest and is due on demand. These funds were retired March 18, 2013 by the conversion of debt payable for issuance of 175,000,000 shares (pre – split) of common stock. The issuance resulted in a change of control of the registrant.

The registrant neither owns nor leases any real or personal property. An officer of the corporation provides office space without charge to the registrant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $5,300 and $4,200, respectively, to Anton and Chia LLP during 2013 and 2012, respectively, for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses from Anton and Chia LLP for the years ended August 31, 2013 and 2012, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Anton and Chia LLP during 2013 and 2012.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended August 31, 2013 and 2012 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, August 31, 2013 and 2012

Statements of Operations for the years ended August 31, 2013 and 2012, and cumulative from September 10, 2009 (inception) to August 31, 2013

Statements of Stockholders’ Equity (Deficit) from September 10, 2009 (inception) through August 31, 2013

Statements of Cash Flows for the years ended August 31, 2013 and 2012, and cumulative from September 10, 2009 (inception) to August 31, 2013

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
1.1	Subscription Agreement	Form S-1	November 3, 2010
3.1	Articles of Incorporation and Amendment	Form S-1	November 3, 2010
3.2	By-Laws	Form S-1	November 3, 2010
10.1	Loan Agreement with Robert Kepe	Form S-1	November 3, 2010
10.1	Stock Purchase Agreement between RJD Green and Silex Holdings, Inc.	Form 8-K	May 22, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RJD Green, Inc.

/s/ Rex Washburn

By: Rex Washburn

Chief Executive Officer

Date:  December 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Rex Washburn Rex Washburn	Chief Executive Officer	December 16, 2013
/s/Mike LaLond Mike LaLond	Chief Financial Officer, Controller	December 16, 2013
/s/Ron Brewer Ron Brewer	Chief Operating Officer	December 16, 2013
/s/Zahoor Ahmad Zahoor Ahmad	Director	December 16, 2013
/s/Jerry Niblett Jerry Niblett	Director	December 16, 2013
/s/Eric English Eric English	Director	December 16, 2013