Form 10-Q
period 2013-11-30
RJD Green, Inc.
filed 2014-01-21
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, January 21, 2014:

Common Stock – 425,500,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Balance Sheets as of November 30, 2013 (Unaudited) and August 31, 2013 (Audited)	4

	Unaudited Condensed Statements of Operations -
	For the Three Months Ended November 30, 2013 and 2012 and for the period from September 10, 2009 (inception date) to November 30, 2013	5

	Unaudited Condensed Statements of Cash Flows -
	For the Three Months Ended November 30, 2013 and 2012 and for the period from September 10, 2009 (inception date) to November 30, 2013	6

	Notes to unaudited Condensed Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	15
Item 1a.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosure	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
	Signatures	16

RJD GREEN, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	November 30, 2013	August 31, 2013
Assets:	(Unaudited)

Current Assets:
Cash	$50	$50
Total Assets	$50	$50

Shareholders' Equity:

Common Stock, 750,000,000 shares authorized (par value $.001) as of November 30, 2013; 425,500,000 shares issued and outstanding as of November 30, 2013 and August 31, 2013 (1)	4,255	4,255
Additional paid in capital	77,347	59,844
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(81,277)	(63,774)
	50	50
Shareholders' Equity	$50	$50

(1)All common share amounts and per share amounts in these financial statements reflect the fifty-for-one and two-for-one stock splits of the issued and outstanding shares of common stock of the Company, effective November 30, 2012 and March 21, 2013 respectively, including retroactive adjustment of common share amounts. See Note 3.

The accompanying notes are an integral part of these unaudited condensed financial statements.

RJD GREEN, INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended November 30, 2013	For the Three Months Ended November 30, 2012	Cumulative from Sept 10, 2009 (the date of inception) to November 30, 2013
Revenue	$-	$-	$1,115

Operating Expenses:	17,503	3,701	82,392

Loss before income taxes	(17,503)	(3,701)	(81,277)

Provision for income taxes	-	-	-

Net loss	$(17,503)	$(3,701)	$(81,277)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted) (2)	425,500,000	75,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements

2) All common share amounts and per share amounts in these financial statements reflect the fifty-for-one and two-for-one stock splits of the issued and outstanding shares of common stock of the Company, effective November 30, 2012 and March 21, 2013, respectively, including retroactive adjustment of common share amounts. See Note 3.

RJD GREEN, INC

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ending November 30, 2013	For the Three Months Ending November 30, 2012	Cumulative from September 10, 2009 (the date of inception) to November 30, 2013

Operating Activities
Net loss	$(17,503)	$(3,701)	$(81,277)
Shareholders’ contribution for organizational expenses	17,503	-	34,347
Net cash used in operations	-	(3,701)	(46,930)

Financing Activities
Issuance of Common Stock	-	-	21,000
Borrowing from a related party	-	5,000	25,980
Net cash provided by financing activities	-	5,000	46,980

Net increase (decrease)	-	1,299	50

Cash at the Beginning of the Period:	50	2,754	-

Cash at the End of the Period	$50	$4,053	$50

The accompanying notes are an integral part of these unaudited condensed financial statements

RJD GREEN, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Condensed Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the "Company") was incorporated under the laws of the State of Nevada On September 10, 2009 and has been inactive since inception. The Company intends to develop an Internet based e-commerce venture.

On May 21, 2013, the Company entered into a definitive agreement with the shareholders of Silex Holdings, Inc. Pursuant to the agreement, the Company will purchase all of the outstanding securities of Silex Holdings, Inc. in exchange for 375,390,000 common shares of the Company. The Company anticipates that the acquisition will be completed in the fiscal year ended August 31, 2014. Silex Holdings, Inc. shall be a wholly owned subsidiary of the registrant. Completion date of the acquisition was at the request of Silex Holdings Inc. as they desired to complete their fiscal year December 31, 2013, and for the Company to complete its pending Form S-1 amended filing.

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

The Company sustained operating losses and accumulated deficit of $81,277 as of November 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of November 30, 2013 and August 31, 2013, respectively.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of November 30, 2013 and August 31, 2013, there are no outstanding dilutive securities.

NOTE 3- COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 750,000,000 shares of common stock at $0.001.

As of November 30, 2013, the Company had 425,500,000 common shares issued and outstanding. There were no common shares issued during the three months ended November 30, 2013.

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

NOTE 4 - INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	November 30, 2013	August 31, 2013
Benefit computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured. The following summarizes the deferred tax assets as of November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Deferred tax asset - NOL	$ 51,230	$ 33,727
Less: valuation allowance	(51,230)	(33,727)
Net deferred tax asset	$ -	$ -

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

At November 30, 2013, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740 the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the three months ended November 30, 2013 and for the year ended August 31, 2013. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

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

Results of Operations

For the three months ended November 30, 2013, we received revenues of $0.  We paid $9,725 for professional services, $900 in filing fees, $0 in organizational fees, $6,878 in legal and audit, and $0 in bank fees.  As a result, we had net loss of $17,503 for the three months ended November 30, 2013.

In comparison, for the three months ended November 30, 2012, we did not receive any revenues.  We had professional services fees of $1,200, $500 in filing fees, $0 in filing fees, $1,985 in legal and audit, and bank fees of $16.  As a result, we had net loss of $3,701 for the three months ended November 30, 2012.

The 373% increase in net loss for the three months ended November 30, 2013 compared to the three months ended November 30, 2012 was caused primarily by the increase in legal and audit, and professional services during this period.  These expenses were accrued as a result of the reporting requirements for a public company.

Critical Accounting Policies and Estimates

During the three months ended November 30, 2013 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ended November 30, 2013, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through November 30, 2013, we have not conducted any investing activities.

For the three months ended November 30, 2013, we did not pursue any financing activities.

For the three months ended November 30, 2012, we received $5,000 from related party borrowing.  As a result, we had net cash provided by financing activities of $5,000 for the three months ended November 30, 2012.

On January 20, 2013, the registrant commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, their website is live and operational. Furthermore, the registrant has generated revenues from its consulting services to contractors and builders. We currently only have cash assets of $50. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development our site and deployment of our business plan. We believe that the cash we have available will sustain us for less than one month so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended November 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of November 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: January 21, 2014