Form 10-Q
period 2014-02-28
RJD Green, Inc.
filed 2014-04-21
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2014

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

Yes [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                         Yes [x]             No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, April 21, 2014:

Common Stock – 425,500,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	February 28, 2014	August 31, 2013
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash	$141	$50
Total Assets	$141	$50

Commitments and contingencies (Note 2 and 5)
Stockholders’ Equity:

Common Stock, 750,000,000 shares authorized (par value $0.00001) as of February 28, 2014; 425,500,000 shares issued and outstanding as of February 28, 2014	4,255	4,255
Additional paid-in capital	43,000	59,844
Donated capital	49,479	-
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(96,318)	(63,774)
	141	50
Stockholders’ Equity	$141	$50

The accompanying notes are an integral part of these condensed financial statements.

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended February 28, 2014	For the Three Months Ended February 28, 2013	For the Six Months Ended February 28, 2014	For the Six Months Ended February 28, 2013	Cumulative from Sept 10, 2009 (the date of inception) to February 28, 2014
Revenue	$101	$500	$101	500	$1,216

Operating Expenses:
General and administrative	15,142	3,130	32,645	6,831	97,534

Loss before income taxes	(15,041)	(2,630)	(32,544)	(6,331)	(96,318)

Provision for income taxes	-	-		-	-

Net loss	$(15,041)	$(2,630)	$(32,544)	(6,331)	$(96,318)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00))	(0.00)
Weighted average common shares (basic and diluted)	425,500,000	37,750,000	425,500,000	37,750,000

The accompanying notes are an integral part of these condensed financial statements

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ending February 28, 2014	For the Six Months Ending February 28, 2013	Cumulative from September 10, 2009 (the date of inception) to February 28, 2014

Operating Activities
Net loss	$(32,544)	$(6,331)	$(96,318)
Net cash used in operations	(32,544)	(6,331)	(96,318)

Financing Activities
Issuance of common stock	-	-	21,000
Donated capital received	32,635	-	49,479
Borrowing from a related party	-	5,000	25,980
Net cash provided by financing activities	32,635	5,000	96,459

Net increase (decrease)	91	(1,331)	141

Cash at the Beginning of the Period:	50	2,754	-

Cash at the End of the Period	$141	$1,423	$141

The accompanying notes are an integral part of these condensed financial statements

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to the Condensed Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the "Company") was incorporated under the laws of the State of Nevada On September 10, 2009 and has been inactive since inception up to January 20, 2013. On January 20, 2013 the Company commenced operations as a consultant and intends to develop an Internet based e-commerce venture.

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

The Company sustained operating losses and accumulated deficit of $96,318 as of February 28, 2014. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing, as may be required, to meet its obligations.

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

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2013, included in the Company’s Annual Report on Form 10-K/A filed December 17, 2013 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2014 and the results of its operations and cash flows for the six months ended February 28, 2014 and 2013. The results of operations for the period ended February 28, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. At February 28, 2014, the Company had $141 (August 31, 2013 - $50) in cash. Pursuant to ASC 820 the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of February 28, 2014 and 2013, there are no outstanding dilutive securities.

NOTE 3 COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 750,000,000 shares of common stock at $0.00001.

As of February 28, 2014, the Company had 425,500,000 common shares issued and outstanding. There were no common shares issued during the six months ended February 28, 2014.

NOTE 4 FAIR VALUE MEASUREMENTS

	As at June 30, 2013			As at December 31, 2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Cash	141	-	-	50	-	-

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for any of the periods presented.

NOTE 5 COMMITMENTS AND CONTINGENCIES

On May 21, 2013, the registrant entered into a definitive agreement with the shareholders of Silex Holdings, Inc. Pursuant to the agreement, the registrant will purchase all of the outstanding securities of Silex Holdings, Inc. in exchange for 375,390,000 common shares of the registrant. The registrant anticipates that the acquisition will be completed in the fiscal year ended August 31, 2014. Silex Holdings, Inc. shall be a wholly owned subsidiary of the registrant. Completion date of the acquisition was at the request of Silex Holdings Inc. as they desired to complete their fiscal year December 31, 2013 and audit of 2013, and for RJD to complete its pending Form S-1 amended filing.

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

Results of Operations

For the three months ended February 28, 2014, we received revenues of $101.  We paid $7,222 for professional services, $0 in filing fees, $0 in organizational fees, $7,910 in legal and audit, and $10 in bank fees.  As a result, we had net loss of $15,041 for the three months ended February 28, 2014.

In comparison, for the three months ended February 28, 2013, we received revenues of $500.  We had professional services fees of $2,914, $0 in filing fees, $0 in legal and audit, and bank fees of $32.  As a result, we had net loss of $2,446 for the three months ended February 28, 2013.

For the six months ended February 28, 2014, we received revenues of $101. We paid $900 in filing fees, $14,788 in legal and audit fees, $16,947 for professional services, and bank fees of $10. As a result, we had a net loss of $32,544 for the six months ended February 28, 2014.

In comparison for the six months ended February 28, 2013, we received revenues of $500. We paid $500 in filing fees, $1,985 in legal and audit fees, $4,298 for professional services, and bank fees of $48. As a result, we had a net loss of $6,331 for the six months ended February 28, 2013.

The 515% increase in net loss for the three months ended February 28, 2014 compared to the three months ended February, 2013, and the 414% increase in net loss for the six months ended February 28, 2014 compared to the six months ended February 28, 2013 were caused primarily by the increase in legal and audit, and professional services during this period.  These expenses were accrued as a result of the reporting requirements for a public company.

Critical Accounting Policies and Estimates

During the three months ended February 28, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three and six months ended February 28, 2014, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through February 28, 2014, we have not conducted any investing activities.

For the six months ended February 28, 2014, we received $32,635 from donated capital and $0 from related party borrowing.  As a result, we had net cash provided by financing activities of $0 for the three months ended February 28, 2014.

For the six months ended February 28, 2013, we received $5,000 from related party borrowing.  As a result, we had net cash provided by financing activities of $5,000 for the six months ended February 28, 2013.

On January 20, 2013, the Company commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, our website is live and operational. Furthermore, we have generated revenues from our consulting services to contractors and builders. We currently only have cash assets of $141. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development of our site and deployment of our business plan. We believe that the cash we have available will sustain us for less than one month so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended February 28, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be in effective as of February 28, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

/s/ Mike La Lond

     Mike La Lond

     Chief Financial Officer

Dated: April 21, 2014