Form 10-Q
period 2014-05-31
RJD Green, Inc.
filed 2014-07-15
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, July 15, 2014:

Common Stock – 425,500,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Balance Sheets

	May 31, 2014	August 31, 2013
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash	$1,141	$50
Total Assets	$1,141	$50

Going concern (Note 2) Commitments and contingencies (Note 5)
Stockholders’ Equity:

Common Stock, 750,000,000 shares authorized (par value $0.00001) as of May 31, 2014; 425,500,000 shares issued and outstanding as of May 31, 2014	4,255	4,255
Additional paid-in capital	43,000	59,844
Donated capital	59,961	-
Discount on Common Stock	(275)	(275)
Accumulated Deficit	(105,800)	(63,774)
	1,141	50
Stockholders’ Equity	$1,141	$50

The accompanying notes are an integral part of these unaudited condensed financial statements.

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended May 31, 2014	For the Three Months Ended May 31, 2013	For the Nine Months Ended May 31, 2014	For the Nine Months Ended May 31, 2013	Cumulative from Sept 10, 2009 (the date of inception) to May 31, 2014
Revenue	$1,000	$565	$1,101	1,065	$2,216

Operating Expenses:
General and administrative	10,482	14,152	43,127	20,983	108,016

Loss before income taxes	(9,482)	(13,587)	(42,026)	(19,918)	(105,800)

Provision for income taxes	-	-	-	-	-

Net loss and comprehensive loss	$(9,482)	$(13,587)	$(42,026)	(19,918)	$(105,800)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00))	(0.00)
Weighted average common shares (basic and diluted)	425,500,000	425,000,000	425,500,000	425,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements

RJD GREEN INC.

(A DEVELOPMENT STAGE COMPANY)

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ending May 31, 2014	For the Nine Months Ending May 31, 2013	Cumulative from September 10, 2009 (the date of inception) to May 31, 2014

Operating Activities
Net loss	$(42,026)	$(19,918)	$(105,800)
Non-cash items Expenses paid on Company’s behalf	10,482	-	10,482
Net cash used in operations	(31,544)	(19,918)	(95,318)

Financing Activities
Issuance of common stock	-	-	21,000
Donated capital received	32,635	13,325	49,497
Borrowing from a related party	-	5,000	25,980
Net cash provided by financing activities	32,635	18,325	96,477

Net increase (decrease)	1,091	(1,593)	1,141

Cash at the Beginning of the Period:	50	2,754	-

Cash at the End of the Period	$1,141	$1,161	$1,141

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY AND GOING CONCERN

The Company has earned minimal revenue from operations since inception. Accordingly, the Company’s activities have been accounted for as those of a "Development Stage Enterprise" as set forth in ASC 915, "Development Stage Entities." Among the disclosures required by ASC 915, are that the Company’s financial statements be identified as those of a development stage company, and that the statements of comprehensive loss, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

The Company sustained operating losses and accumulated deficit of $105,800 as of May 31, 2014. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing, as may be required, to meet its obligations.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2014 and the results of its operations and cash flows for the nine months ended May 31, 2014 and 2013. The results of operations for the period ended May 31, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. At May 31, 2014, the Company had $1,141 (August 31, 2013 - $50) in cash. Pursuant to ASC 820 the fair value of cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets.

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

In June 2014, the FASB issued ASU No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, including an Amendment to Variable Interest Entities Guidance in Topic 810 Consolidation.  The objective of the amendments in ASU No. 2014-10 is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities. ASU No. 2014-10 is effective as of the first annual period beginning after December 15, 2014, at which time the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption of those new standards is permitted.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is not more likely than not that some or all of the deferred tax assets will be realized.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of May 31, 2014 and 2013, there are no outstanding dilutive securities.

NOTE 3 COMMON STOCK

The Company is currently issuing only one class of common stock, and this has been issued at two different prices since inception. The Company is authorized to issue 750,000,000 shares of common stock at $0.00001.

As of May 31, 2014, the Company had 425,500,000 common shares issued and outstanding. There were no common shares issued during the nine months ended May 31, 2014.

NOTE 4 FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

	As at May 31, 2014			As at August 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Cash	$1,141	-	-	$50	-	-

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

There are no known trends, events or uncertainties that have or are reasonably likely to have a material impact on the registrant’s short term or long term liquidity.  Sources of liquidity both internal and external will come from the sale of the registrant’s services and products as well as the private sale of the registrant’s stock.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that does not arise from the registrant’s continuing operations.  There are no known causes for any material changes from period to period in one or more line items of the registrant’s financial statements.

Results of Operations

For the three months ended May 31, 2014, we received revenues of $1,000.  We paid $10,482 for professional services, $0 in filing fees, $0 in organizational fees, $0 in legal and audit, and $0 in bank fees.  As a result, we had net loss of $9,482 for the three months ended May 31, 2014.

In comparison, for the three months ended May 31, 2013, we received revenues of $565.  We had professional services fees of $2,565, $0 in filing fees, $675 in organization fees, $10,780 in legal and audit, and bank fees of $132.  As a result, we had net loss of $13,587 for the three months ended May 31, 2013.

For the nine months ended May 31, 2014, we received revenues of $1,101. We paid $43,127 for general and administrative expenses. As a result, we had a net loss of $42,026 for the nine months ended May 31, 2014.

In comparison for the nine months ending May 31, 2013 we received revenues of $1,065. We paid $20,983 in general and administrative expenses. As a result, we had a net loss of $19,918 for the nine months ended May 31, 2013.

The 30% decrease in net loss for the three months ended May 31, 2014 compared to the three months ended May 31, 2013, and the 110% increase in net loss for the nine months ended May 31, 2014 compared to the nine months ended May 31, 2013 were caused primarily by the increase in legal and audit, and professional services during this period.  These expenses were accrued as a result of the reporting requirements for a public company.

Critical Accounting Policies and Estimates

During the three months ended May 31, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three and nine months ended May 31, 2014, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through May 31, 2014, we have not conducted any investing activities.

For the nine months ended May 31, 2014, we received $32,635 from donated capital, $10,482 in expenses paid on the Company’s behalf and $0 from related party borrowing.  As a result, we had net cash provided by financing activities of $32,635 for the nine months ended May 31, 2014.

For the nine months ended May 31, 2013, we received $13,325 from donated capital and $5,000 from related party borrowing.  As a result, we had net cash provided by financing activities of $18,325 for the nine months ended May 31, 2013.

On January 20, 2013, the Company commenced operations as a consultant and website raising awareness of green and efficient building materials and concepts. Currently, our website is live and operational. Furthermore, we have generated revenues from our consulting services to contractors and builders. We currently only have cash assets of $1,141. Therefore, the cash currently available to us may not enable us to continue to market the site to the state in which it will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development of our site and deployment of our business plan. We believe that the cash we have available will sustain us for less than one month so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended May 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be in effective as of May 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July 15, 2014