Form 10-K
period 2014-08-31
RJD Green, Inc.
filed 2015-03-04
CIK 1498210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $380,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 4, 2015 was 167,090,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

RJD Green, Inc.

Form 10-K

For the Fiscal Year Ended August 31, 2014

PART I

ITEM 1.   BUSINESS

Overview

RJD Green, Inc., a Nevada company, is a development stage company incorporated in the State of Nevada in September 2009. We were formed to engage in the business of marketing and promoting green technologies, services, appliances, building materials and other green products suitable for residential buildings through our online website, (www.rjdgreen.com.). In June of 2013, the Company was repositioned as a holding company with a focus of acquiring and managing assets and companies within three sectors; green environmental, energy, and specialty contracting services.

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

b)  Holders.  At March 4, 2015, there were approximately 1,208 shareholders of the registrant.

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

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.

On March 18, 2013, the Company issued 350,000,000 restricted common shares, to a former director and member of management, for the conversion of debt payable of $25,980.

On November 7, 2013, the Company issued 129,090,000 shares to the shareholders of Silex Holdings Inc. (“Silex”) as part of a share purchase agreement entered into with Silex (Note 7). The completion date of the definitive agreement has not been set and the transaction has not closed. The Company recorded this transaction as a deposit in Silex with an estimated fair value of $231,773 on the date of deposit. As part of the definitive agreement, the Company was also required to retire 387,500,000 shares to treasury stock on June 25, 2014.

    Item 5(b)  Use of Proceeds.  Not applicable.

    Item 5(c)  Purchases of Equity Securities by the issuer and affiliated purchasers.

During 2014 and 2013 we purchased no shares of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties

There are no other known trends, events or uncertainties that have, or are reasonably likely to have, a material impact on our short term or long term liquidity.  Sources of liquidity will come from the sale of our products and services.  There are no material commitments for capital expenditure at this time.  There are no trends, events or uncertainties that have had or are reasonably expected to have a material impact on the net sales or revenues or income from continuing operations.  There are no significant elements of income or loss that does not arise from the registrant’s continuing operations.  There are no other known causes for any material changes from year to year in one or more line items of our financial statements.

Results of Operations

For the year ended August 31, 2014, we received other income of $11,101, which consisted of providing advisory services to companies – which is not our main line of business.  We had professional services fees of $9,195, $800 in organizational fees, $25,407 in legal and audit, $100 in filing fees, and bank fees of $128.  As a result, we had net comprehensive loss of $24,529 for the year ended August 31, 2014.

In comparison, for the year ended August 31, 2013, we received other income of $1,115, which consisted of providing advisory services to companies – which is not our main line of business.  We paid $6,863 for professional services, $975 in organizational fees, $17,145 in legal and audit, $500 in filing fees, and $180 in bank fees.  As a result, we had net comprehensive loss of $24,548 for the year ended August 31, 2013.

The decrease in net comprehensive loss for the fiscal year ended August 31, 2014 compared to the fiscal year ended August 31, 2013 was caused primarily by the increase in other income during this period.

Liquidity and Capital Resources

For the period from September 10, 2009 (inception) through August 31, 2014, we did not pursue any investing activities.

For the year ended August 31, 2014, a third party donated capital of $29,001. As a result, we had net cash provided by operating activities of $10,091 for the year ended August 31, 2014.

For the year ended August 31, 2013, we received $16,844 of donated capital from third parties.  As a result, we had net cash used in operations of $2,704 for the year ended August 31, 2013.

On June 30, 2013 the Company refocused its efforts to become a holding company that will acquire and manage assets and acquisitions in high growth endeavors. Currently, the website is live and operational, and acquisition searches are underway. Furthermore, the Company has generated income from its consulting services to companies within the environmental sector.

We currently only have cash and cash equivalents of $10,141. Therefore, the cash currently available to us may not enable us to continue to market from a position in which we will optimally be able to generate material revenues. If we are to generate material revenues prior to needing any additional funding, we will immediately reinvest such revenues into further development deployment of our business plan. We believe that the cash we have available will sustain us for approximately six (6) more months so long as we continuing operating in the manner that we are currently operating.

Plan of Operation.

Management plans to complete a transaction with Silex Holdings Inc. and raise additional financing through the sale of the Company’s stock.

The Company may experience problems, delays, expenses and difficulties, many of which are beyond the registrant’s control.  These include, but are not limited to, unanticipated problems relating to additional costs and expenses that may exceed current estimates and competition.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RJD Green, Inc.

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

RJD Green Inc.

We have audited the accompanying statements of financial position of RJD Green Inc. as of August 31, 2014 and 2013 and the related statements of operations and comprehensive loss, shareholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RJD Green Inc. as of August 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that RJD Green Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, as at August 31, 2014, RJD Green Inc. has no source of recurring revenues, $4,522 of working capital and an accumulated deficit of $439,323. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Manning Elliott LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

March 2, 2015

RJD Green, Inc. Balance Sheets

		As of
		August 31, 2013	August 31, 2014

Assets:	Note

Current assets:

Cash and cash equivalents		$50	$10,141

Long-term assets:

Deposit	4	-	231,773

Total assets		$50	$241,914

Liabilities and Shareholders' Equity:

Current liabilities:

Due to related party	3	$-	$-
Accounts payable		$-	$5,619

Total liabilities		-	5,619

Going concern	2
Commitment	7

Stockholders' Equity:

Common Stock, 750,000,000 shares authorized (par value $0.001) and 167,090,000 and 425,500,000 shares issued and outstanding as of August 31, 2014 and August 31, 2013, respectively	4	425,500	167,090
Additional paid-in capital		-	490,183
Donated capital		16,844	45,845
Discount on common stock		(27,500)	(27,500)
Accumulated deficit		(414,794)	(439,323)

		50	236,295
Total liabilities and shareholders' equity		$50	$241,914

The accompanying notes are an integral part of these financial statements

RJD Green, Inc. Statements of Operations and Comprehensive Loss
	Note	For the Year Ended August 31, 2013	For the Year Ended August 31, 2014

Revenue		$-	$-

Operating expenses:

Organization fees		975	800
Filing fees		500	100
Legal and audit	3	17,145	25,407
Professional services	3	6,863	9,195
Bank fees		180	128

Total operating expenses:		25,663	35,630

Loss before other items		(25,663)	(35,630)

Other income	3	1,115	11,101

Net loss and comprehensive loss		$(24,548)	$(24,529)

Net loss per common share (basic and diluted)		$(0.00)	$(0.00)

Weighted average common shares (basic and diluted)		212,827,397	459,410,219

The accompanying notes are an integral part of these financial statements.

RJD Green Inc.

Statement of Stockholders’ Equity (Deficiency)

							Deficit
		Common Stock (Note 4)		Additional		Discount on	Accumulated During	Total Shareholders'
	Note	Shares	Amount	Paid-in Capital	Donated Capital	Common Stock	Development Stage	Equity (Deficiency)
Balance as of August 31, 2012		75,500,000	$75,500	$ -	$ -	$(27,500)	$(66,226)	$(18,226)

Conversion of $25,980 of debt to 175,000,000 shares of restricted stock on March 18, 2013	3	350,000,000	350,000	-	-	-	(324,020)	25,980

Donated capital	3	-	-	-	16,844	-	-	16,844

Net loss and comprehensive loss		-	-	-	-	-	(24,548)	(24,548)

Balance as of August 31, 2013		425,500,000	$425,500	$ -	$16,844	$(27,500)	$(414,794)	$ 50

Issuance of 129,090,000 restricted shares on November 7, 2013	4	129,090,000	129,090	102,683	-	-	-	231,773

Retirement of 387,500,000 shares to treasury stock on June 25, 2014	4	(387,500,000)	(387,500)	387,500	-	-	-	-

Donated capital	3	-	-	-	29,001	-	-	29,001

Net loss and comprehensive loss		-	-	-	-	-	(24,529)	(24,529)

Balance as of August 31, 2014		167,090,000	$167,090	$490,183	$45,845	$(27,500)	$(439,323)	$236,295

All common stock amounts and per share amounts in these financial statements reflect the fifty-for-one and two-for-one stock splits of the Company, effective November 30, 2012 and March 31, 2013 respectively,

including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share (Note 4).

The accompanying notes are an integral part of these financial statements.

RJD GREEN INC.

Statements of Cash Flows

		For the Year Ended August 31, 2013	For the Year Ended August 31, 2014
Cash flows from operating activities	Note

Net loss		$(24,548)	$(24,529)

Adjustments to reconcile net loss to net cash:
Donated capital	3	16,844	29,001

Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities		-	5,619
Increase (decrease) in due to related party		5,000	-

Net cash provided by (used in) operations		(2,704)	10,091

Net increase (decrease)		(2,704)	10,091

Cash and cash equivalents at the beginning of the year		2,754	50

Cash and cash equivalents at the end of the year		$50	$10,141

Non-cash investing and financing activities:
Common stock issued for debt	4	$25,980	$-

Supplemental disclosures of
cash flow information

Interest paid		$-	$-
Income taxes paid		$-	$-

The accompanying notes are an integral part of these financial statements

RJD GREEN INC.

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 10, 2009. In June of 2013, the Company was repositioned as a holding company with a focus of acquiring and managing assets and companies within three sectors; green environmental, energy, and specialty contracting services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is August 31.

GOING CONCERN

The Company has no source of recurring revenues, $4,522 of working capital and an accumulated deficit of $439,323 as of August 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Management plans to complete a transaction with Silex Holdings Inc. (“Silex”) (Note 7) and raise additional financing through the issuance of the Company’s common stock.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period. The Company regularly evaluates estimates relating to deferred income tax valuations and financial instrument valuations. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

The Company’s revenue recognition policy complies with the requirements of ASC 605. Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) obligations have been substantially performed pursuant to the terms of the arrangement.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less or may be redeemable within this period with insignificant penalties. The Company had cash of $141 held in a bank and cash equivalents of $10,000 as of August 31, 2014 and $50 of cash held in a bank as of August 31, 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 820-10, “Fair Value Measurements and Disclosures" for financial assets and liabilities. FASB ASC 820-10 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. FASB ASC 820-10 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. FASB ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.

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

RECENT ACCOUNTING PRONOUNCEMENTS – Not Yet Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Company is evaluating the effect, if any, adoption of ASU No. 2013-07 will have on its financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS – Adopted

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

The Company adopted ASU No. 2014-10 effective June 1, 2014. The amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which entity is no longer a development stage entity that in prior years it had been in the development stage.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of August 31, 2014 and 2013, there are no outstanding dilutive securities.

NOTE 3 DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the year ended August 31, 2013:

•

the Company received donated capital from a company controlled by a common director for $16,844

•

the Company received investor relations services from a company controlled by a common director for $1,615

During the year ended August 31, 2014:

•

the Company received donated capital from a company controlled by a common director for $29,001

•

the Company provided advisory services to a company controlled by a common director for $1,000

•

the Company received investor relations services from a company controlled by a common director for $1,615

As at August 31, 2013, the Company converted $25,980 of debt due to a former director into 350,000,000 shares of the Company. The debt bore no interest, was unsecured, and was due on demand.

As at August 31, 2014, the Company had no amounts owing to related parties.

The above transactions were recorded at their exchange amounts, being the amounts agreed to by the related parties.

NOTE 4 COMMON STOCK

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.001.

Fiscal year ended August 31, 2012

The Company had 75,500,000 common shares issued and outstanding.

Fiscal year ended August 31, 2013

On November 30, 2012, the Company effectuated a fifty-for-one forward stock split increasing the issued and outstanding shares of the Company to 75,500,000.

On March 18, 2013, the Company issued 350,000,000 restricted common shares, to a former director and member of management, for the conversion of debt payable of $25,980.

As of March 21, 2013, the Company increased the authorized common shares from 500,000,000 to 750,000,000 common shares.

On March 31, 2013, the Company effectuated a two-for-one forward split increasing the issued and outstanding shares of the Company to 425,500,000 common shares.

As of August 31, 2013, the Company had 425,500,000 common shares issued and outstanding.

Fiscal year ended August 31, 2014

On November 7, 2013, the Company issued 129,090,000 shares to the shareholders of Silex as part of a share purchase agreement entered into with Silex (Note 7). The completion date of the definitive agreement has not been set and the transaction has not closed. The Company recorded this transaction as a deposit in Silex with an estimated fair value of $231,773 on the date of deposit. As part of the definitive agreement, the Company was also required to retire 387,500,000 shares to treasury stock on June 25, 2014.

As of August 31, 2014, the Company had 167,090,000 common shares issued and outstanding.

All common stock amounts and per share amounts in these financial statements reflect the fifty-for-one and two-for-one stock splits of the Company, effective November 30, 2012 and March 31, 2013 respectively, including retrospective adjustment of common stock amounts to reflect a par value of $0.001 per share.

NOTE 5 INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the benefit for income taxes were as follow:

	August 31, 2013	August 31, 2014
Benefit computed at federal statutory rate	34.00%	34.00%
State tax, net of federal tax benefit	0.00%	0.00%
Valuation allowance	(34.00%)	(34.00%)
Effective income tax rate	0.00%	0.00%

Deferred tax assets resulting from the net operating losses (“NOL”) are reduced by a valuation allowance, when, in the opinion of management, utilization is not more likely than not. The following summarizes the deferred tax assets:

	August 31, 2013	August 31, 2014
Deferred tax asset - NOL	$ 11,467	$19,807
Less valuation allowance	(11,467)	(19,807)
Net deferred tax asset	$ 0	$ 0

As at August 31, 2014, the Company has $58,256 of NOL carryforwards expiring during various years up to 2034.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not.

The Company considers many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carry-forward periods available to it for tax reporting purposes, and other relevant factors.

At August 31, 2014, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was not more likely than not that its deferred tax assets would be realized.  Accordingly, the Company has recorded a valuation allowance equivalent to 100% of its cumulative deferred tax assets.

As a result of the implementation of certain provisions of ASC 740, the Company performed an analysis of its previous tax filings and determined that there were no positions taken that it considered materially uncertain. Therefore, there was no provision for uncertain tax positions for the fiscal year ended August 31, 2014 and for the year ended August 31, 2013. Future changes in uncertain tax positions are not expected to have an impact on the effective tax rate due to the existence of the valuation allowance.

NOTE 6 FAIR VALUE MEASUREMENTS

	As at August 31, 2014			As at August 31, 2013
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3

Assets
Cash and cash equivalents	10,141	-	-	50	-	-

The following table provides a summary of the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

There were no transfers into or out of Level 1, Level 2 or Level 3 assets and liabilities for any of the years presented.

NOTE 7 COMMITMENT

On May 21, 2013, the Company entered into a definitive agreement with the shareholders of Silex. Pursuant to the agreement, and subsequent amendment on November 1, 2013, the Company will purchase all of the outstanding securities of Silex in exchange for 129,090,000 common shares of the Company and the retirement of 387,500,000 shares. The shares were issued and retired respectively during the year ended August 31, 2014 in anticipation of the completion of the agreement. The Company anticipates that the acquisition will be completed in the fiscal year ended August 31, 2015. Silex shall be a wholly owned subsidiary of the registrant. The completion date of the agreement is subject to the completion of the audits of Silex for years ended August 31, 2014 and 2013, and SEC approval for the Company’s pending S-1 filing.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of August 31, 2014.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2014, and concluded that it is not effective because of the material weakness described below:

In connection with the preparation of our financial statements for the year ended August 31, 2014, due to resource constraints, material weaknesses became evident to management regarding our inability to generate all the necessary disclosure for inclusion in our filings with the Securities and Exchange Commission due to the lack of resources and segregation of duties.  A material weakness is a significant deficiency in one or more of our internal control components that alone or in the aggregate precludes our internal controls from reducing to an appropriately low level the risk that material misstatements in our consolidated financial statements will not be prevented or detected on a timely basis.

We have aggressively recruited experienced professionals to ensure that we include all necessary disclosures in our filings with the Securities and Exchange Commission.  Although we believe that this corrective step will enable management to conclude that the internal controls over our financial reporting are effective when the staff is trained, we cannot assure you these steps will be sufficient.  We may be required to expend additional resources to identify, assess and correct any additional weaknesses in internal control.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2014.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Directors.

The members of our Board of Directors serve, without compensation, until the next annual meeting of stockholders, or until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  Information as to the director and executive officer is as follows:

NAME	AGE	POSITIONS HELD	TERM OF OFFICE
Rex Washburn	65	Chief Executive Officer	June 2013 to present
Mike LaLond	65	Chief Financial Officer	June 2013 to present
Ron Brewer	64	Chief Operating Officer	June 2013 to present
John Rabbitt	66	Director	August 2014 to present
Jerry Niblett	49	Director	June 2013 to present

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

John Rabbitt:

John’s extensive and diverse background in business evolved through consistent promotion and growth within fortune 500 firms including:

Ernst & Ernst - Auditor for national audit firm

The Pillsbury Company - Controller for grocery products division

PepsiCo - Sales & Operations Manager for southeast region for consumer products

MEI Corporation - Treasurer and divisional Board of Directors / Senior E.V.P.

Strategic Planning Services Inc. - Principal of advisory firm focused on growth companies

Mr. Rabbitt has served in CEO/COO and CFO positions for firms ranging from $5,000,000 to $300,000,000 in annual revenue. As well, he served as a member of PepsiCo’s Mid-West Advisory Board, and as a Director and Secretary/Treasurer of their largest canning division.

Mr. Rabbitt’s education includes a BBA in Accounting and Business from Drake University, graduate work at Xavier University in Cincinnati, and PepsiCo’s Management Institute.

Jerry Niblett:

Jerry Niblett, Board of Directors Member, has held leadership positions in several green energy companies.  Since 2007, he has been a regional manager of Sonoco Logistics Pipeline LP, where he monitors, analyzes, and oversees the operational activities for over 2,000 miles of active transmission and gathering pipelines.  Since 2009, Mr. Niblett has served on the board of four energy related companies and has served in a business advisory capacity for two Christian outreach non-profit organizations. Mr. Niblett received a B.S. in Total Quality Management from Friends University in Wichita, KS in 1996.

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

ITEM 11. EXECUTIVE COMPENSATION

Me. Robert Kepe (former director and officer) had received 275,000 shares of restricted stock in exchange for his services in 2010.

Mr. Zahoor Ahmad was appointed an officer on April 5, 2013 and resigned as both an officer and a director on October 1, 2014.  He has not received any monetary compensation or salary.

Mr. Rex Washburn, Mr. Mike La Lond, and Mr. Ron Brewer were appointed as officers in June 2013, and have not yet received any monetary compensation or salary since their appointment.

Directors’ Compensation

Directors have not yet received monetary compensation for services rendered to the Company, or for each meeting attended except for reimbursement of out-of-pocket expenses. There are no formal or informal arrangements or agreements to compensate directors for services provided as a director.

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

Shareholdings at February 16, 2015

Name of Beneficial Owner (1)	Number of Shares	Percentage Owned (2)
Equitas Resources Inc. Rex Washburn	6,000,000 2,000,000	4.37% 1.45%
Mike La Lond	7,000,000	5.10%
Ron Brewer	2,000,000	1.45%
John Rabbitt	0	0.00%
Jerry Niblett	7,000,000	5.10%
Zahoor Ahmad	12,500,000	9.11%
All Directors, Officers, and Principal Stockholders as a Group	36,500,000	26.66%

1)

The address of each shareholder is care of RJD Green, Inc., 4142 South Harvard Avenue, Suite D3, Tulsa OK 74135 unless otherwise stated.

2)

Based on 167,090,000 shares outstanding as of February 15, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

During the year ended August 31, 2013:

•

the Company received donated capital from a company controlled by a common director for $16,844

•

the Company received investor relations services from a company controlled by a common director for $1,615

As at August 31, 2013, the Company converted $25,980 of debt due to a former director into 350,000,000 shares of the Company. The debt bore no interest, was unsecured, and was due on demand.

During the year ended August 31, 2014:

•

the Company received donated capital from a company controlled by a common director for $29,001

•

the Company provided advisory services to a company controlled by a common director for $1,000

•

the Company received investor relations services from a company controlled by a common director for $1,615

As at August 31, 2014, the Company had no amounts owing to related parties.

The above transactions were recorded at their exchange amounts, being the amounts agreed to by the related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees.  We paid aggregate fees and expenses of approximately $19,788 and $7,145 during the years ended August 31, 2014 and 2013, respectively, for work completed for our annual audits and quarterly reviews of our financial statements.

Tax Fees. We did not incur any aggregate tax fees and expenses for the years ended August 31, 2014 and 2013, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees during 2014 and 2013.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for the years ended August 31, 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, August 31, 2014 and 2013

Statements of Operations for the years ended August 31, 2014 and 2013

Statements of Stockholders’ Equity (Deficit) from September 10, 2009 (inception) through August 31, 2014

Statements of Cash Flows for the years ended August 31, 2014 and 2013

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

Date:  March 4, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/Rex Washburn Rex Washburn	Chief Executive Officer	March 4, 2015
/s/Mike LaLond Mike LaLond	Chief Financial Officer, Controller	March 4, 2015
/s/Ron Brewer Ron Brewer	Chief Operating Officer	March 4, 2015
/s/Jerry Niblett Jerry Niblett	Director	March 4, 2015
/s/Eric English Eric English	Director	March 4, 2015