Form 10-Q
period 2014-11-30
RJD Green, Inc.
filed 2015-03-17
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, March 17, 2015:

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of November 30, 2014 (Unaudited) and August 31, 2014 (Audited)	4

	Unaudited Statements of Operations -
	For the Three Months Ended November 30, 2013 and 2014	5

	Unaudited Statements of Cash Flows -
	For the Three Months Ended November 30, 2013 and 2014	6

	Notes to Unaudited Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	13

Part II.	Other Information

Item 1.	Legal Proceedings	14
Item 1a.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Mine Safety Disclosure	14
Item 5.	Other Information	14
Item 6.	Exhibits	14
	Signatures	15

RJD GREEN, INC.

Balance Sheets

	November 30, 2014 (unaudited)	August 31, 2014 (audited)
Assets: Current assets:
Cash and cash equivalents	$10,141	$10,141
Long-term assets: Deposit (Note 5)	216,843	231,773

Total assets	$226,984	$241,914
Liabilities and Shareholders’ Equity: Current liabilities: Accounts payable	$5,619	$5,619
Going concern (Note 2) Commitment (Note 5) Stockholders’ equity:
Common stock, 750,000,000 shares authorized (par value $0.001) and 137,090,000 and 167,090,000 shares issued and outstanding as of November 30, 2014 and August 31, 2014 respectively (Note 3)	137,090	167,090
Additional paid-in capital	505,253	490,183
Donated capital (Note 4) Discount on common stock	49,645 (27,500)	45,845 (27,500)
Accumulated deficit	(443,123)	(439,323)
	221,365	236,295
Stockholders' equity	$226,984	$241,914

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013
Revenue	$-	$-

Operating Expenses: Professional fees (Note 4)	3,000	9,725
Filing fees (Note 4)	800	900
Legal and audit	-	6,878

Loss before income taxes	(3,800)	(17,503)

Provision for income taxes	-	-

Net loss and comprehensive loss	$(3,800)	$(17,503)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)
Weighted average common shares (basic and diluted)	163,756,667	425,500,000

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended November 30, 2014	For the Three Months Ended November 30, 2013

Operating Activities
Net loss	$(3,800)	$(17,503)
Adjustments to reconcile net loss to net cash: Donated capital	3,800	$17,503
Net cash used in operations	-	-

Cash and cash equivalents at the beginning of the period:	10,141	50

Cash and cash equivalents at the end of the period:	$10,141	$50

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Notes to the Financial Statements (Unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

RJD Green Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 10, 2009. In June of 2013, the Company was repositioned as a holding company with a focus of acquiring and managing assets and companies within three sectors; green environmental, energy, and specialty contracting services.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements and notes are prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company’s fiscal year-end is August 31.

These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended August 31, 2014, included in the Company’s Annual Report on Form 10-K filed March 3, 2015 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2014, and the results of its operations and its cash flows for the three months ended November 30, 2014. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

GOING CONCERN

The Company has no source of recurring revenues, $4,522 of working capital and an accumulated deficit of $443,123 as of November 30, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, and reported amounts of revenue and expenses during the reporting period.  The Company regularly evaluates estimates relating to deferred income tax valuations and financial instruments valuations. Actual results could differ materially from those estimates.

REVENUE RECOGNITION

The Company’s revenue recognition policy complies with the requirements of ASC 605 – Revenue Recognition (Topic 605). Revenue is recognized when i) persuasive evidence of an arrangement exists, ii) delivery has occurred, iii) the sales price is fixed or determinable, iv) collection is probable and v) obligations have been substantially performed pursuant to the terms of the arrangement.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less or may be redeemed within this period with insignificant penalties. The Company had cash equivalents of $10,141 as of November 30, 2014 and August 31, 2014.

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

The Company’s cash and cash equivalents of $10,141 are measured at fair value on a recurring basis using Level 1.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of November 30, 2014 and August 31, 2014, there are no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS – Not Yet Adopted

The Company has evaluated all recent accounting pronouncements and determined that they would not have a material impact on the Company’s financial statements or disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS – Adopted

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. There was no effect upon adoption of ASU No. 2013-07 on the Company’s financial statements.

NOTE 3- COMMON STOCK

The Company is authorized to issue 750,000,000 shares of common stock at a par value of $0.001 per share.

Three month period ended November 30, 2014

On November 20, 2014, Equitas Resources LLC returned, and the Company cancelled, 30,000,000 share of common stock in treasury that had been previously issued to Equitas Resources, LLC as part of the share purchase agreement for Silex Holdings Inc. (Note 5).

As of November 30, 2014, the Company had 137,090,000 common shares issued and outstanding. There were no common shares issued during the three months ended November 30, 2014.

NOTE 4 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During the three months ended November 30, 2014:

•

the Company received donated capital from a director for $3,000.

•

the Company received donated capital from a company controlled by a common director for $800.

As at November 30, 2014, the Company had no amounts owing to related parties.

The above transactions were recorded at their exchange amounts, being the amounts agreed to by the related parties.

NOTE 5 - COMMITMENT

On May 21, 2013, the Company entered into a definitive agreement with the shareholders of Silex Holdings Inc. (“Silex”). Pursuant to the agreement, and subsequent amendment on November 1, 2013, the Company will purchase all of the outstanding securities of Silex in exchange for 129,090,000 common shares of the Company and the retirement of 387,500,000 shares. The shares were issued and retired respectively during the year ended August 31, 2014 in anticipation of the completion of the agreement. The Company anticipates that the acquisition will be completed in the fiscal year ending August 31, 2015. Silex shall be a wholly owned subsidiary of the Company. The completion date of the agreement is subject to the completion of the audits of Silex for years ended August 31, 2014 and 2013, and SEC approval for the Company’s pending S-1 filing.

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

Results of Operations

For the three months ended November 30, 2013, we did not receive any revenues.  We paid $9,725 for professional services, $900 in filing fees, and $6,878 in legal and audit.  As a result, we had net loss of $17,503 for the three months ended November 30, 2013.

In comparison, for the three months ended November 30, 2014, we did not receive any revenues.  We had professional services fees of $3,000 and $800 in filing fees. As a result, we had net loss of $3,800 for the three months ended November 30, 2014.

The decrease in net loss for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 was caused primarily by the decrease in legal and audit, and professional services during this period.

Critical Accounting Policies and Estimates

During the three months ended November 30, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ended November 30, 2014, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the three months ended November 30, 2014, and November 30, 2013, we did not pursue any financing or investing activities.

In June of 2013, the registrant was repositioned as a holding company with the focus of acquiring and managing assets and companies within environmental, energy, and specialty contracting services. We currently have cash assets of $10,041. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash-flows from operations to meet its obligations and/or obtain additional financing, as may be required. We believe that the cash we have available will sustain us for six months so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended November 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of November 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of November 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: March 17, 2015