Form 10-Q
period 2015-02-28
RJD Green, Inc.
filed 2015-03-25
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, March 25, 2015:

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

RJD GREEN INC.

Balance Sheets

	February 28, 2015	August 31, 2014
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$10,141	$10,141
Long-term Assets: Deposit (Note 5)	216,843	231,773

Total assets	$226,984	$241,914
Liabilities and Shareholders’ Equity: Current Liabilities: Accounts payable	$5,619	$5,619
Going concern (Note 2) Commitment (Note 5)
Stockholders’ Equity Common stock, 750,000,000 shares authorized (par value $0.001) 137,090,000 and 167,090,000 shares issued and outstanding as of February 28, 2015 and August 31, 2014, respectively (Note 3)	137,090	167,090
Additional paid-in capital	505,253	490,183
Donated capital (Note 4)	56,410	45,845
Discount on common stock	(27,500)	(27,500)
Accumulated deficit	(449,888)	(439,323)
	221,365	236,295
Stockholders’ equity	$226,984	$241,914

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Three Months Ended February 28, 2015	For the Three Months Ended February 28, 2014	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014
Revenue	$-	$101	$-	$101

Operating Expenses:
Professional fees (Note 4)	2,765	7,222	5,765	16,947
Filing fees (Note 4)	-	-	800	900
Legal and audit	4,000	7,910	4,000	14,788
Bank charges	-	10	-	10

Loss before income taxes	(6,765)	(15,041)	(10,565)	(32,544)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$(6,765)	$(15,041)	$(10,565)	$(32,544)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding (basic and diluted)	137,090,000	425,500,000	150,423,333	425,500,000

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended February 28, 2015	For the Six Months Ended February 28, 2014

Operating Activities
Net loss	$(10,565)	$(32,544)
Adjustments to reconcile net loss to net cash: Donated capital	10,565	$32,635
Net cash provided by operations	-	91

Cash and cash equivalents at the beginning of the period:	10,141	50

Cash and cash equivalents at the end of the period:	$10,141	$141

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2015, and the results of its operations and its cash flows for the three months and six months ended February 28, 2015. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

GOING CONCERN

The Company has no source of recurring revenues, $4,522 of working capital and an accumulated deficit of $449,888 as of February 28, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less or may be redeemed within this period with insignificant penalties. The Company had cash and cash equivalents of $10,141 as of February 28, 2015 and August 31, 2014.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of February 28, 2015 and August 31, 2014, there are no outstanding dilutive securities.

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

As of February 28, 2015 the Company had 137,090,000 common shares issued and outstanding.

Six month period ended February 28, 2015

On November 20, 2014, Equitas Resources LLC returned, and the Company cancelled, 30,000,000 shares of common stock in treasury that had been previously issued to Equitas Resources, LLC as part of the share purchase agreement for Silex Holdings Inc. (Note 5).

NOTE 4 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

As at February 28, 2015, the Company had no amounts owing to related parties.

During the six months ended February 28, 2015:

•

The Company received donated capital from a common director for $3,000.

•

The Company received donated capital from a third party company for $7,565.

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

Results of Operations

Three Months Ended February 28, 2015

For the three months ended February 28, 2014, we received revenues of $101.  We paid $7,222 for professional services, $0 in filing fees, $10 in bank fees, and $7,910 in legal and audit.  As a result, we had net loss of $15,041 for the three months ended February 28, 2014.

In comparison, for the three months ended February 28, 2015, we did not receive any revenues.  We paid $2,765 for professional services and $4,000 in legal and audit. As a result, we had net loss of $6,675 for the three months ended February 28, 2015.

The decrease in net loss for the three months ended February 28, 2015 compared to the three months ended February, 2014 was caused primarily by the decrease in legal and audit, and professional services during this period.

Six Months Ended February 28, 2015

For the six months ended February 28, 2014, we received revenues of $101. We paid $900 in filing fees, $14,788 in legal and audit fees, $16,947 for professional services, and bank fees of $10. As a result, we had a net loss of $32,544 for the six months ended February 28, 2014.

In comparison, for the six months ended February 28, 2015, we did not receive any revenues.  We paid $800 in filing fees, $5,765 for professional services and $4,000 in legal and audit. As a result, we had net loss of $10,565 for the six months ended February 28, 2015.

The decrease in net loss for the six months ended February 28, 2015 compared to the six months ended February, 2014 was caused primarily by the decrease in legal and audit, and professional services during this period.

Critical Accounting Policies and Estimates

During the six months ended February 28, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the six months ended February 28, 2015, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the six months ended February 28, 2015, we had a net loss of $10,565.  We had donated capital of $10,565, resulting in net cash provided by operating activities of $0 for the period.

For the six months ended February 28, 2014, we had a net loss of $32,544.  We had donated capital of $32,635, resulting in net cash provided by operating activities of $91 for the period.

For the six months ended February 28, 2015, and February 28, 2014, we did not pursue any financing or investing activities.

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

Item 4. Controls and Procedures

During the period ended February 28, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of February 28, 2015.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of February 28, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: March 25, 2015