Form 10-Q
period 2015-05-31
RJD Green, Inc.
filed 2015-07-22
CIK 1498210

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, May 31, 2015:

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

RJD GREEN, INC.

Balance Sheets

	May 31, 2015	August 31, 2014
Assets:	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$200	$10,141
Long-term Assets: Deposit (Note 5)	216,843	231,773

Total assets	$217,043	$241,914
Liabilities and Shareholders’ Equity: Current Liabilities: Accounts payable	$68,804	$5,619
Going concern (Note 2) Commitment (Note 5)
Stockholders’ Equity Common stock, 750,000,000 shares authorized (par value $0.001) 137,090,000 and 167,090,000 shares issued and outstanding as of May 31, 2015 and August 31, 2014, respectively (Note 3)	137,090	167,090
Additional paid-in capital	505,253	490,183
Donated capital (Note 4)	56,410	45,845
Discount on common stock	(27,500)	(27,500)
Accumulated deficit	(523,014)	(439,323)
	148,239	236,295
Stockholders’ equity	$217,043	$241,914

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Statements of Operations and Comprehensive Loss

(Unaudited)

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014	For the Three Months Ended May 31, 2015	For the Three Months Ended May 31, 2014
Revenue	$-	$1,101	$-	$ 1,000

Operating Expenses:
Professional fees (Note 4)	15,671	43,127	9,906	10,482
Filing fees (Note 4)	800	-	-	-
Legal and audit	67,088	-	63,088	-
Bank charges	132	-	132	-

Loss before income taxes	(83,691)	(42,026)	(73,126)	(9,482)

Provision for income taxes	-	-	-	-

Net loss and comprehensive loss	$(83,691)	$(42,026)	$(73,126)	$ (9,482)

Net loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$ (0.00)
Weighted average number of common shares outstanding (basic and diluted)	145,756,667	425,500,000	137,090,000	425,500,000

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended May 31, 2015	For the Nine Months Ended May 31, 2014

Operating Activities
Net loss	$(83,691)	$(42,026)
Adjustments to reconcile net loss to net cash: Donated capital	10,565	43,117
Changes in operating assets and liabilities:
Accounts payable	63,185	-
Net cash (used in) provided by operations	(9,941)	1,091

Cash and cash equivalents at the beginning of the period:	10,141	50

Cash and cash equivalents at the end of the period:	$200	$1,141

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2015, and the results of its operations and its cash flows for the three months and nine months ended May 31, 2015. The results of operations for the period ended May 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

GOING CONCERN

The Company has no source of recurring revenues, working capital deficiency of $68,604, and an accumulated deficit of $523,014 as of May 31, 2015. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing and/or generate sufficient cash flows from operations to meet its obligations and, as may be required.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less or may be redeemed within this period with insignificant penalties. The Company had cash and cash equivalents of $10,141 as of August 31, 2014 and $200 as of May 31, 2015.

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

The Company’s cash and cash equivalents of $200 are measured at fair value on a recurring basis using Level 1.

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of May 31, 2015 and August 31, 2014, there are no outstanding dilutive securities.

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

As of May 31, 2015 the Company had 137,090,000 common shares issued and outstanding.

Nine month period ended May 31, 2015

On November 20, 2014, Equitas Resources LLC returned, and the Company cancelled, 30,000,000 shares of common stock in treasury that had been previously issued to Equitas Resources, LLC as part of the share purchase agreement for Silex Holdings Inc. (Note 5).

NOTE 4 - DUE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

As at May 31, 2015, the Company had no amounts owing to related parties.

During the nine months ended May 31, 2015:

•

The Company received donated capital from a common director for $3,000.

•

The Company received donated capital from a third party company for $7,565.

•

The Company incurred consulting services of $9,875 by a related party that has common directors.

NOTE 5 - COMMITMENT

On May 21, 2013, the Company entered into a definitive agreement with the shareholders of Silex Holdings Inc. (“Silex”). Pursuant to the agreement, and subsequent amendment on November 1, 2013, the Company will purchase all of the outstanding securities of Silex in exchange for 129,090,000 common shares of the Company and the retirement of 387,500,000 shares. The shares were issued and retired respectively during the year ended August 31, 2014 in anticipation of the completion of the agreement and has been presented as a deposit on the balance sheet. The Company anticipates that the acquisition will be completed in the fiscal year ending August 31, 2015. Silex shall be a wholly owned subsidiary of the Company. The completion date of the agreement is subject to the completion of the audits of Silex for years ended August 31, 2014 and 2013, and SEC approval for the Company’s pending S-1 filing.

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

Results of Operations

Three Months Ended May 31, 2015

For the three months ended May 31, 2014, we received revenues of $1,000.  We paid $10,482 for professional services, $0 in filing fees, $0 in bank fees, and $0 in legal and audit.  As a result, we had net loss of $9,482 for the three months ended May 31, 2014.

In comparison, for the three months ended May 31, 2015, we did not receive any revenues.  We accrued $9,906 for professional services, $132 for bank charges and $63,088 in legal and audit. As a result, we had net loss of $73,126 for the three months ended May 31, 2015.

The increase in net loss for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 was caused by the increase in assurance related services during this period.

Nine Months Ended May 31, 2015

For the nine months ended May 31, 2014, we received revenues of $1,101. We accrued $0 in filing fees, $0 in legal and audit fees, $43,127 for professional services, and bank fees of $0. As a result, we had a net loss of $42,026 for the nine months ended May 31, 2014.

In comparison, for the nine months ended May 31, 2015, we received $0 revenues.  We accrued $800 in filing fees, $15,671 for professional services, $67,088 in legal and audit, and $132 for bank fees. As a result, we had net loss of $83,691 for the nine months ended May 31, 2015.

The increase in net loss for the nine months ended May 31, 2015 compared to the nine months ended May, 2014 was caused by the increase in assurance related services during this period.

Critical Accounting Policies and Estimates

During the nine months ended May 31, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the nine months ended May 31, 2015, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the nine months ended May 31, 2015, we had a net loss of $83,691.  We received donated capital of $10,565, and had a change in accounts payable of $63,185.  As a result, we had net cash used in operations of $9,941 for the nine months ended May 31, 2015.

For the nine months ended May 31, 2014, we had a net loss of $42,026.  We received donated capital of $43,117.  As a result, we had net cash provided by operations of $1,091 for the nine months ended May 31, 2014.

For the nine months ended May 31, 2015, and May 31, 2014, we did not pursue any financing or investing activities.

In June of 2013, the registrant was repositioned as a holding company with the focus of acquiring and managing assets and companies within environmental, energy, and specialty contracting services. We currently have cash assets of $200. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing and/or generate sufficient cash-flows from operations to meet its obligations, as may be required. We believe we have available through additional financing; cash-flows that will sustain us for twelve months so long as we continuing operating in the manner that we are currently operating.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable for smaller reporting companies.

Item 4. Controls and Procedures

During the period ended May 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of May 31, 2015.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be ineffective as of May 31, 2015 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July 22, 2015