Form 10-Q/A
period 2015-05-31
RJD Green, Inc.
filed 2015-07-29
CIK 1498210

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, July 29 , 2015:

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This Amendment to the Form 10-Q, as originally filed with the SEC on July 22, 2015, is being filed solely to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

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

Dated: July 29 , 2015