Form 10-Q/A
period 2014-11-30
RJD Green, Inc.
filed 2016-01-25
CIK 1498210

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, January 25, 2016:

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed March 17, 2015, is being filed to update the financial statements to incorporate the financial information from Silex Holdings, Inc.  This document has not been changed to reflect current events.

Table of Contents

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of November 30, 2014 (Unaudited) and August 31, 2014 (Audited)	4

	Unaudited Statements of Operations -
	For the Three Months Ended November 30, 2013 and 2014	5

	Unaudited Statements of Cash Flows -
	For the Three Months Ended November 30, 2013 and 2014	6

	Notes to Unaudited Financial Statements -	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 1.	Legal Proceedings	21
Item 1a.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosure	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
	Signatures	22

RJD GREEN, INC.

Consolidated Balance Sheets

	(Unaudited) November 30, 2014 $	August 31, 2014 $

ASSETS

Current Assets

Cash	33,293	16,906
Accounts receivable	290,245	247,192
Inventory	212,237	131,853
Due from related party (Note 6(a))	36,250	36,250

Total Current Assets	572,025	432,201

Deposits	28,879	28,879
Property and Equipment (Note 3)	2,088	619
Total Assets	602,992	461,699

LIABILITIES AND DEFICIENCY

Current Liabilities

Accounts payable (Note 6)	807,277	797,118
Accrued liabilities	306,230	304,287
Due to related party (Note 6(b))	30,000	30,000
Contingently convertible debt (Note 4)	133,006	143,589
Current portion of long-term debt (Note 5)	61,111	61,111

Total Current Liabilities	1,337,624	1,336,105

Long-term Debt (Note 5)	160,040	174,797

Total Liabilities	1,497,664	1,510,902

Going concern (Note 1) Commitments (Note 8)

Deficiency

Common Stock, 750,000,000 shares authorized, with a par value of $0.001; 137,090,000 shares issued and outstanding (August 31, 2014 – 167,090,000) (Note 7)	137,090	167,090

Donated Capital	3,800	-
Additional Paid-in Capital	735,423	700,891

Deficit	(1,800,985)	(1,917,184)

RJD Stockholders’ Deficiency	(924,672)	(1,049,203)

Non-controlling Interest	30,000	-

Deficiency	(894,672)	(1,049,203)
Total Liabilities and Deficiency	602,992	461,699

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013
	$	$

Revenues	803,216	651,220

Cost of Sales	446,849	487,738

Gross Profit	356,367	163,482

Expenses

Bank charges and interest	7,747	5,701
Consulting fees (Note 6(c))	9,690	24,200
General and administrative	5,324	5,896
Insurance	11,786	10,947
Interest on long-term debt	4,152	3,009
Maintenance and repairs (recovery)	(1,205)	2,233
Management fees	18,000	18,002
Meals and entertainment	545	477
Other expenses	74	13,183
Payroll and payroll taxes	90,579	79,488
Professional fees	4,263	1,774
Property taxes	3,129	9,376
Rent	38,779	72,568
Utilities	13,597	12,131
Vehicle	3,708	2,503

Total Expenses	210,168	261,488

Net Loss and Comprehensive Income (Loss)	146,199	(98,006)

Net Loss and Comprehensive Income (Loss) Attributed to:
RJD Stockholders	116,199	(98,006)
Non-Controlling Interest	30,000	-

	146,199	(98,006)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)

Weighted Average Number of Shares Outstanding	150,848,242	129,090,000

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended November 30, 2014 $	Three Months Ended November 30, 2013 $
Operating Activities

Net income (loss) for the period	146,199	(98,006)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	31	-
Donated capital	3,800	-

Changes in operating assets and liabilities:
Accounts receivable	(43,053)	1,438
Inventory	(80,384)	(71,084)
Accounts payable and accrued liabilities	16,624	98,000

Net Cash Provided By (Used In) Operating Activities	43,217	(69,352)

Investing Activities

Purchases of property and equipment	(1,500)	-

Net Cash Provided By (Used In) Investing Activities	(1,500)	-

Financing Activities

Repayment of contingently convertible debt	(10,573)	-
Repayment of long-term debt	(14,757)	-
Proceeds from issuance of long-term debt	-	56,403

Net Cash Flows Provided By (Used In) Financing Activities	(25,330)	56,403

Increase (Decrease) in Cash	16,387	(12,949)

Cash - Beginning of Period	16,906	12,949

Cash - End of Period	33,293	-

Supplemental Disclosures:

Interest paid	4,152	3,410
Income taxes paid	–	–

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Notes to the Consolidated Financial Statements

(Unaudited)

1.  NATURE OF OPERATIONS AND GOING CONCERN

RJD Green Inc. (the “Company”) was incorporated under the laws of the State of Nevada on September 10, 2009. On May 21, 2013, the Company entered into a definitive agreement with Silex Holdings, Inc. (“Silex”). Pursuant to the agreement, and subsequent amendment on November 1, 2013, the Company was to purchase 80% of the outstanding securities of Silex in exchange for 129,090,000 common shares of the Company and the retirement of 387,500,000 shares of the Company. The shares of the Company were issued to the stockholders of Silex and retired respectively during the year ended August 31, 2014 in anticipation of the completion of the agreement. On October 1, 2014, the Company and Silex agreed to waive certain conditions precedent and the agreement closed accordingly.

Silex was incorporated as Silex Interiors, Inc. in the State of Oklahoma, USA on February 15, 2006. The name was subsequently amended on June 27, 2012 to Silex Holdings, Inc. The Company has locations in Edmond, Oklahoma and Tulsa, Oklahoma and is engaged in the retail and wholesale distribution and installation of kitchen builder products including granite, quartz and other countertops, cabinets, and other related products.

For accounting purposes, the transaction has been accounted for as a recapitalization, rather than a business combination. Accordingly, for accounting purposes Silex is considered the acquirer and surviving entity in the recapitalization and the Company is considered the acquiree. The accompanying historical consolidated financial statements prior to the transaction are those of Silex and its wholly-owned subsidiary, Silex Interiors 2 LLC.

The consolidated financial statements present the previously issued shares of the Company’s common stock as having been issued pursuant to the transaction on October 1, 2014, with the consideration received for such issuance being the estimated fair value of the Company’s net tangible assets as follows:

Consideration	$4,522

Estimated fair value of net tangible assets:
Cash	10,141
Accounts payable	(5,269)
4,522

The shares of common stock of the Company issued to Silex’s stockholders under the agreement are presented as having been outstanding since the original issuance of the shares. The adjustment to the common stock has been retroactively applied to all share, weighted average share, and loss per share disclosures.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at November 30, 2014, the Company has a working capital deficiency of $765,599 and has accumulated losses of $1,800,985 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management plans to obtain funding from its stockholders and other qualified investors to pursue its business plan upon the successful completion of an anticipated S-1 filing. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of the Company’s shares. No assurance can be given that additional financing will be available, or that it can be obtained on terms acceptable to the Company and its stockholders.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its 80% owned subsidiary, Silex Holdings, Inc. and the Company’s 80% indirectly owned subsidiary, Silex Interiors 2 LLC. All intercompany transactions and balances have been eliminated. The Company’s year-end is August 31.

These interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these interim financial statements should be read in conjunction with the Silex’s audited financial statements and notes thereto for the year ended August 31, 2014, included in the Company’s Form 8-K/A filed on January 6, 2016 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at November 30, 2014, and the results of its operations and cash flows for the three-month periods ended November 30, 2014 and 2013. The results of operations for the period ended November 30, 2014 are not necessarily indicative of the results to be expected for future quarters or the full year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to long-lived assets, stock-based compensation, allowances for doubtful accounts, inventory reserves, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources.  Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents are represented by operating accounts or money market accounts maintained with insured financial institutions. The Company also considers all highly liquid short-term debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

Accounts receivable consist of the unpaid balances due to the Company from its customers.  At November 30, 2014 and August 31, 2014, the Company has estimated that all amounts recorded are collectible and, thus has not provided an allowance for uncollectible amounts.

Investments

The Company determines the appropriate classification of its investments in equity securities at the time of purchase and reevaluates such determinations at each reporting date. Investments in entities in which the Company’s ownership is greater than 20% and less than 50%, or which the Company does not control through majority ownership or means other than voting rights, are accounted for by the equity method and are included in long-term assets. The Company accounts for its marketable security investments as available for sale securities in accordance with Accounting Standards Codification (“ASC”) guidance on accounting for certain investments in debt and equity securities. The Company periodically evaluates whether declines in fair values of its investments below the Company’s carrying value are other-than-temporary in accordance with ASC guidance. The Company’s policy is to generally treat a decline in the investment’s quoted market value that has lasted continuously for more than six months as other-than-temporary decline in value. The Company also monitors its investments for events or changes in circumstances that have occurred that may have a significant adverse effect on the fair value of the investment and evaluates qualitative and quantitative factors regarding the severity and duration of the unrealized loss and the Company’s ability to hold the investment until a forecasted recovery occurs to determine if the decline in value of an investment is other-than-temporary. Declines in fair value below the Company’s carrying value deemed to be other-than-temporary are charged to earnings.

Inventory

Inventory is determined on an average cost basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at November 30, 2014 and August 31, 2014, inventory consisted of granite, quartz and other countertops, cabinets, and other related products.

Property and Equipment

Property and equipment is recorded at cost when acquired.  Amortization is provided principally on the straight-line method over the estimated useful lives of the related assets, which is 3-7 years for equipment, furniture and fixtures, and vehicles.  Leasehold improvements are being amortized over a five-year estimated useful life.  Expenditures for maintenance and repairs are charged to expense as incurred, whereas expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment charges were incurred during the three-month periods ended November 30, 2014 and 2013.

Revenue Recognition

Revenue from the sales of products without an installation package is recognized when persuasive evidence of an arrangement exists, the product is delivered to the customer, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized under these arrangements either at the time the customer picks up the products or the products are delivered to and accepted by the customer.

Revenue from the sales of products that include an installation package is recognized when persuasive evidence of an arrangement exists, the product is delivered and services have been rendered to the customer, the price is fixed or determinable, and collectability is reasonably assured. Revenue is recognized under these arrangements upon the completion and customer acceptance of the installation.

Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $Nil and $Nil for the three-month periods ended November 30, 2014 and 2013, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation.  ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

Income Taxes

The Company accounts for income taxes utilizing ASC 740, Income Taxes, which requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry-forwards and measurement of deferred tax liabilities for taxable temporary differences.  Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not included in the measurement.  The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the statement of operations and comprehensive loss. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is antidilutive.

As of November 30, 2014, the Company had no potentially dilutive securities outstanding, other than those potentially issued in conversions of contingently convertible debt (refer to Note 4). However, at November 30, 2014, the number of potentially dilutive shares relating to these financial instruments was indeterminable.

Financial Instruments

ASC 825, Financial Instruments, requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 825 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts receivable, due from related party, accounts payable, due to related party,  contingently convertible debt and long-term debt.

Pursuant to ASC 825, the fair value of cash is determined based on Level 1 inputs, which consist of quoted prices in active markets for identical assets.

The carrying amount of cash is equal to its fair value. The carrying amounts of accounts receivable, due from related party, accounts payable and due to related party approximates fair values due to the short-term maturity of these instruments. The carrying values of the Company’s contingently convertible debt and long-term debt approximates their fair values based on market rates available for similar debt.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of November 30, 2014 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	November 30,
	(Level 1) $	(Level 2) $	(Level 3) $	2014 $
Assets:
Cash	33,293	–	–	33,293

Recently Adopted Accounting Standards

In July 2013, ASC guidance was issued related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. The updated guidance requires an entity to net its unrecognized tax benefits against the deferred tax assets for all same jurisdiction net operating loss carryforward, a similar tax loss, or tax credit carryforwards. A gross presentation will be required only if such carryforwards are not available or would not be used by the entity to settle any additional income taxes resulting from disallowance of the uncertain tax position. The update is effective prospectively for the Company’s fiscal year beginning September 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830), to clarify the treatment of cumulative translation adjustments when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. The updated guidance also resolves the diversity in practice for the treatment of business combinations achieved in stages in a foreign entity. The update is effective prospectively for the Company’s fiscal year beginning September 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Discontinued Operations (Topic 205 and 360), which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The updated guidance requires an entity to only classify discontinued operations due to a major strategic shift or a major effect on an entity’s operations in the financial statements. The updated guidance will also require additional disclosures relating to discontinued operations. The update is effective prospectively for the Company’s fiscal year beginning September 1, 2014. The adoption of the pronouncement did not have a material effect on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In June 2014, ASU guidance was issued to resolve the diversity of practice relating to the accounting for stock-based performance awards for which the performance target could be achieved after the employee completes the required service period. The update is effective prospectively or retrospectively for annual reporting periods beginning December 15, 2015. The adoption of the pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, ASU guidance was issued related to revenue from contracts with customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods and is to be retrospectively applied. Early adoption is not permitted. The Company has not yet determined whether the adoption of this ASU will have any impact on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosure. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company is evaluating the impact the revised guidance will have on its consolidated financial statements.

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As at November 30, 2014			As at August 31, 2014
	Cost $	Accumulated Amortization $	Net Book Value $	Cost $	Accumulated Amortization $	Net Book Value $
Vehicles	6,501	5,032	1,469	6,501	6,501	-
Equipment	56,253	55,634	619	54,753	54,134	619
Leasehold improvements	1,748	1,748	-	1,748	1,748	-
Furniture and fixtures	27,287	27,287	-	27,287	27,287	-
	91,789	89,701	2,088	90,289	89,670	619

4.  CONTINGENTLY CONVERTIBLE DEBT

	November 30, 2014	August 31, 2014

Amount due to Equitas Group LLC, bearing interest at 18% per annum, secured by 30,000,000 shares of the Company’s common stock, matures in July 2016; convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 10 trading days prior to the date of the conversion notice, contingent upon the Company becoming publicly traded.	89,606	100,189

Promissory note bearing interest at 10% per annum, unsecured, maturing in August 2016; convertible into shares of the Company’s common stock at a conversion price equal to 85% of the 28-day mean trading price prior to the date of the conversion notice, contingent upon the Company becoming publicly traded.	43,400	43,400

	$ 133,006	$ 143,589

5.  LONG-TERM DEBT

	November 30, 2014	August 31, 2014

Loan payable to Borrego Springs Bank, National Association, bearing interest at prime plus 4.5% per annum, blended monthly payments of principal and interest of $755, unsecured, matures in October 2017.

	$ 25,364	$ 26,794
Note payable to The First National Bank and Trust Company of Broken Arrow, bearing interest at prime plus 2% per annum, monthly principal payments of $527, secured by two fork lifts and a grinder, matures in November 2016.	12,030	13,851
Note payable to Central Bank of Oklahoma (formerly ONB Bank), bearing interest at the higher of prime plus 2% and 6% per annum, blended monthly payments of principal and interest of $4,814, matures in May 2018, secured by certain property and equipment and accounts receivable.	183,757	195,263

Total	221,151	235,908

Less estimated current portion of long-term debt	61,111	61,111

Non-current portion of long-term debt	$ 160,040	$ 174,797

6.  RELATED PARTY TRANSACTIONS AND BALANCES

(a)

As at November 30, 2014, the Company was owed $36,250 (August 31, 2014 - $36,250) from a company controlled by a director in common which has been included in due from related party. The amount is unsecured, non-interest bearing and is due on demand.

(b)

As at November 30, 2014, the Company owed $30,000 (August 31, 2014 - $30,000) to a company controlled by directors in common. The amount is non-interest bearing and has no fixed terms of repayment.

(c)

During the three-month period ended November 30, 2014, the Company incurred consulting fees to a director of the Company in the amount of $18,000 (2013 - $18,000). As at November 30, 2014, consulting fees payable to the director of $173,800 (August 31, 2014 - $102,000) have been included in accounts payable.

(d)

During the three-month period ended November 30, 2014, the Company incurred consulting fees to a company controlled by a director in common with the Company in the amount of $Nil (2013 - $39,600). As at November 30, 2014, consulting fees payable to the director of $39,600 (August 31, 2014 - $39,600) have been included in accounts payable.

(e)

During the three-month period ended November 30, 2014, the Company incurred consulting fees to a company controlled by a director in common with the Company in the amount of $Nil (2013 - $27,000) and rent expense in the amount of $Nil (2013 – $6,300). As at November 30, 2014, consulting fees payable to the company controlled by the director of $9,410 (August 31, 2014 - $Nil) have been included in accounts payable.

(f)

During the three-month period ended November 30, 2014, the Company incurred professional fees to a company controlled by a director in common with the Company in the amount of $Nil (2013 - $43,800). As at November 30, 2014, professional fees payable to the director of $43,800 (August 31, 2014 - $43,800) have been included in accounts payable.

The transactions were recorded at their exchange amounts, being the amounts agreed upon by the related parties.

7.  COMMON STOCK

The Company is authorized to issue 750,000,000 shares of common stock with a par value of $0.001 per share. All shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

On November 20, 2014, Equitas Resources LLC returned, and the Company cancelled, 30,000,000 shares of common stock in treasury that had been previously issued to Equitas Resources, LLC as part of the share purchase agreement for Silex Holdings Inc. (Note 1).

As of November 30, 2014, the Company had 137,090,000 common shares issued and outstanding. There were no common shares issued during the three months ended November 30, 2014.

8.  COMMITMENTS

On November 2, 2010, the Company entered into a lease agreement for office and showroom space in Edmond, Oklahoma. The initial lease was for a three-year period, which began on December 1, 2010, and expired on November 30, 2013. The Company did not renew the lease and is currently paying on a month-to-month basis.

On March 1, 2012, the Company entered into a lease agreement for office and showroom space in Tulsa, Oklahoma. The lease is began on March 1, 2012, and expires on April 30, 2015. Subsequent to that date, the Company has been paying on a month-to-month basis. Minimum lease payments up until April 30, 2015 are $15,264.

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

Results of Operations

For the three months ended November 30, 2014, we received $803,216 in revenues.  Our cost of sales was $446,849, resulting in gross profits of $356,367.  We paid bank charges and interest expenses of $7,747, consulting fees of $9,690, and general and administrative expenses of $5,324.  We paid insurance expenses of $11,786, interest on long-term debt of $4,152, and recovered maintenance and repair expenses of $1,205.  We paid management fees of $18,000, meals and entertainment expenses of $545, and other expenses of $74.  We paid payroll and payroll taxes of $90,579, professional fees of $4,263, and property taxes of $3,129.  We paid rent expenses of $38,779, utility expenses of $13,597, and vehicle expenses of $3,708.  As a result, we paid total expenses of $210,168.  For the three months ended November 30, 2014, we had net loss and comprehensive income of $146,199.

Comparatively, for the three months ended November 30, 2013, we received $651,220 in revenues.  Our cost of sales was $487,738, resulting in gross profits of $163,482.  We paid bank charges and interest expenses of $5,701, consulting fees of $24,200, and general and administrative expenses of $5,896.  We paid insurance expenses of $10,947, interest on long-term debt of $3,009, and maintenance and repair expenses of $2,233.  We paid management fees of $18,002, meals and entertainment expenses of $477, and other expenses of $13,183.  We paid payroll and payroll taxes of $79,488, professional fees of $1,774, and property taxes of $9,376.  We paid rent expenses of $72,568, utility expenses of $12,131, and vehicle expenses of $2,503.  As a result, we paid total expenses of $261,488.  For the three months ended November 30, 2013, we had net loss and comprehensive income of $98,006.

The decrease in net loss for the three months ended November 30, 2014 compared to the three months ended November 30, 2013 was caused primarily by the increase in revenues, the decrease in consulting fees, and the decrease in rent expenses during the three months ended November 30, 2014.

Critical Accounting Policies and Estimates

During the three months ended November 30, 2014 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the three months ended November 30, 2014, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

For the three months ended November 30, 2014, we had a net income of $146,199 for the period.  We had the following adjustments to reconcile net loss to net cash provided by (used in) operating activities:  We had an increase of $31 for amortization and $3,800 due to donated capital.  We had the following changes in operating assets and liabilities: We had a decrease in accounts receivable of $43,053, a decrease of $80,384, and an increase in accounts payable and accrued liabilities of $16,624.  As a result, we had net cash provided by operating activities of $43,217 for the three months ended November 30, 2014.

For the three months ended November 30, 2013, we had a net loss of $98,006.  We had the following changes in operating assets and liabilities: we had an increase of $1,438 due to accounts receivable, a decrease of $71,084 due to inventory, and an increase of $98,000 due to accounts payable and accrued liabilities.  As a result, we had net cash used in operating activities of $69,352 for the three months ended November 30, 2013.

For the three months ended November 30, 2014, we spent $1,500 for the purchase of property and equipment, resulting in net cash used in investing activities for the period.  We did not conduct investing activities for the three months ended November 30, 2013.

For the three months ended November 30, 2014, we spent $10,573 for the repayment of contingently convertible debt and $14,757 for the repayment of long-term debt, resulting in net cash flows used in financing activities of $25,330 for the period.  For the three months ended November 30, 2013, we received $56,403 as proceeds from the issuance of long-term debt, resulting in net cash provided by financing activities for the period.

In June of 2013, the registrant was repositioned as a holding company with the focus of acquiring and managing assets and companies within environmental, energy, and specialty contracting services. We currently have cash assets of $ 33,293 . The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash-flows from operations to meet its obligations and/or obtain additional financing, as may be required. We believe that the cash we have available will sustain us for six months so long as we continuing operating in the manner that we are currently operating.

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

Dated: January 25, 2016