Form 10-Q/A
period 2015-02-28
RJD Green, Inc.
filed 2016-01-25
CIK 1498210

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, January 25, 2016:

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed March 23, 2015, is being filed to update the financial statements to incorporate the financial information from Silex Holdings, Inc.  This document has not been changed to reflect current events.

RJD GREEN INC.

Consolidated Balance Sheets

	(Unaudited) February 28, 2015 $	August 31, 2014 $
ASSETS
Current Assets

Cash	58,474	16,906
Accounts receivable	225,819	247,192
Inventory	259,076	131,853
Due from related party (Note 6(a))	36,250	36,250
Total Current Assets	579,619	432,201
Deposits	28,880	28,879
Property and Equipment (Note 3)	2,057	619
Total Assets	610,556	461,699

LIABILITIES AND DEFICIENCY

Current Liabilities

Accounts payable (Note 6)	785,542	797,118
Accrued liabilities	308,801	304,287
Due to related party (Note 6(b))	30,000	30,000
Contingently convertible debt (Note 4)	143,589	143,589
Current portion of long-term debt (Note 5)	61,111	61,111

Total Current Liabilities	1,329,044	1,336,105

Long-term Debt (Note 5)	145,103	174,797

Total Liabilities	1,474,146	1,510,902

Going concern (Note 1) Commitments (Note 8)

Deficiency

Common Stock, 750,000,000 shares authorized, with a par value of $0.001; 137,090,000 shares issued and outstanding (August 31, 2014 – 167,090,000) (Note 7)	137,090	167,090
Donated Capital	10,565	-
Additional Paid-in Capital	735,423	700,891
Deficit	(1,782,884)	(1,917,184)

RJD Stockholders’ Deficiency	(899,806)	(1,049,203)
Non-controlling Interest	36,216	-

Deficiency	(863,590)	(1,049,203)
Total Liabilities and Deficiency	610,556	461,699

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014	Six Months Ended February 28, 2015	Six Months Ended February 28, 2014
	$	$	$	$

Revenues	604,487	656,938	1,407,703	1,308,158

Cost of Sales	349,203	556,595	796,052	1,044,333

Gross Profit	255,284	100,343	611,651 482,977\\ 611,651 6	263,825

Expenses

Bank charges and interest	8,356	7,075	16,104	12,777
Consulting fees (Note 6(c))	18,000	18,002	36,000	36,004
General and administrative (recovery)	4,096	(2,321)	7,480	3,575
Insurance	34,259	16,078	46,045	27,025
Interest on long-term debt	4,998	17,338	9,150	20,346
Maintenance and repairs	6,265	1,551	5,060	3,784
Management fees	5,660	18,346	15,249	42,546
Meals and entertainment	153	444	698	921
Other expenses	3,058	3,834	5,173	17,017
Payroll and payroll taxes	94,038	82,952	184,617	162,440
Professional fees	8,333	234	12,596	2,008
Property taxes	691	2,829	3,820	12,205
Rent	30,638	34,386	69,416	106,954
Utilities	10,941	10,776	24,538	22,907
Vehicle	1,481	1,600	5,190	4,103

Total Expenses	230,967	213,124	441,136	474,612

Net Loss and Comprehensive Income (Loss)	24,317	(112,781)	170,515	(210,787)

Net Loss and Comprehensive Income (Loss) Attributed:
RJD Stockholders	19,454	(112,781)	134,299	(210,787)
Non-Controlling Interest	4,863	-	36,216	-

	24,317	(112,781)	170,515	(210,787)

Net Income (Loss) Per Share – Basic and Diluted	0.00	(0.00)	0.00	(0.00)

Weighted Average Number of Shares Outstanding	137,090,000	129,090,000	144,007,127	129,090,000

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended February 28, 2015 $	Six Months Ended February 28, 2014 $
Operating Activities

Net income (loss) for the period	170,515	(210,787)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	31	31
Donated capital	10,565	-

Changes in operating assets and liabilities:
Accounts receivable	21,373	10,477
Inventory	(127,223)	(44,008)
Deposits	-	100
Accounts payable and accrued liabilities	(2,530)	245,843

Net Cash Provided By (Used In) Operating Activities	72,731	1,656

Investing Activities

Purchases of property and equipment	(1,469)	-

Net Cash Provided By (Used In) Investing Activities	(1,469)	-

Financing Activities
Proceeds from the issuance of contingently convertible debt	-	14,202
Repayment of long-term debt	(29,694)	(21,688)

Net Cash Flows Provided By (Used In) Financing Activities	(29,694)	(7,486)

Increase (Decrease) in Cash	41,568	(5,830)

Cash - Beginning of Period	16,906	12,949

Cash - End of Period	58,474	7,119

Supplemental Disclosures:

Interest paid	9,150	17,338
Income taxes paid	–	–

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

The consolidated financial statements present the previously issued shares of the Company’s common stock as having been issued pursuant to the transaction on October 1, 2014, with the consideration received for such issuance being the estimated fair value of the Company’s net tangible assets as follows:

Consideration	$ 4,522

Estimated fair value of net tangible assets:
Cash	10,141
Accounts payable	(5,269)
4,522

The shares of common stock of the Company issued to Silex’s stockholders under the agreement are presented as having been outstanding since the original issuance of the shares. The adjustment to the common stock has been retroactively applied to all share, weighted average share, and loss per share disclosures.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at February 28, 2015, the Company has a working capital deficiency of $749,425 and has accumulated losses of $1,782,884 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. These consolidated financial statements include the accounts of the Company, its 80% owned subsidiary, Silex Holdings, Inc. and the Company’s 80% indirectly owned subsidiary, Silex Interiors 2 LLC. The Company’s year-end is August 31. All intercompany transactions and balances have been eliminated. The Company’s fiscal year-end is August 31.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at February 28, 2015, and the results of its operations and cash flows for the six-month periods ended February 28, 2015 and 2014. The results of operations for the period ended February 28, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Accounts Receivable

Accounts receivable consist of the unpaid balances due to the Company from its customers.  At February 28, 2015 and August 31, 2014, the Company has estimated that all amounts recorded are collectible and, thus has not provided an allowance for uncollectible amounts.

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

Inventory

Inventory is determined on an average cost basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at February 28, 2015 and August 31, 2014, inventory consisted of granite, quartz and other countertops, cabinets, and other related products.

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

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment charges were incurred during the three-month and six-month periods ended February 28, 2015 and 2014.

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

Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $Nil and $Nil for the three-month and six-month periods ended February 28, 2015 and 2014, respectively.

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

Basic and Diluted Net Income (Loss) Per Share (continued)

As of February 28, 2015, the Company had no potentially dilutive securities outstanding, other than those potentially issued in conversions of contingently convertible debt (refer to Note 4). However, at February 28, 2015, the number of potentially dilutive shares relating to these financial instruments was indeterminable.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of February 28, 2015 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	February 28,
	(Level 1) $	(Level 2) $	(Level 3) $	2015 $
Assets:
Cash	58,474	–	–	58,474

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As at February 28, 2015			As at August 31, 2014
	Cost $	Accumulated Amortization $	Net Book Value $	Cost $	Accumulated Amortization $	Net Book Value $
Vehicles	6,501	5,037	1,449	6,501	6,501	-
Equipment	56,253	55,660	608	54,753	54,134	619
Leasehold improvements	1,748	1,748	-	1,748	1,748	-
Furniture and fixtures	27,287	27,287	-	27,287	27,287	-
	91,789	89,732	2,057	90,289	89,670	619

4.  CONTINGENTLY CONVERTIBLE DEBT

	February 28, 2015	August 31, 2014

Amount due to Equitas Group LLC, bearing interest at 18% per annum, secured by 30,000,000 shares of the Company’s common stock, matures in July 2016; convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 10 trading days prior to the date of the conversion notice, contingent upon the Company becoming publicly traded.	100,189	100,189

Promissory note bearing interest at 10% per annum, unsecured, maturing in August 2016; convertible into shares of the Company’s common stock at a conversion price equal to 85% of the 28-day mean trading price prior to the date of the conversion notice, contingent upon the Company becoming publicly traded.	43,400	43,400

	$ 143,589	$ 143,589

5.  LONG-TERM DEBT

	February 28, 2015	August 31, 2014

Loan payable to Borrego Springs Bank, National Association, bearing interest at prime plus 4.5% per annum, blended monthly payments of principal and interest of $755, unsecured, matures in October 2017.

	$ 23,608	$ 26,794
Note payable to The First National Bank and Trust Company of Broken Arrow, bearing interest at prime plus 2% per annum, monthly principal payments of $527, secured by two fork lifts and a grinder, matures in November 2016.	10,092	13,851
Note payable to Central Bank of Oklahoma (formerly ONB Bank), bearing interest at the higher of prime plus 2% and 6% per annum, blended monthly payments of principal and interest of $4,814, matures in May 2018, secured by certain property and equipment and accounts receivable.	172,514	195,263

Total	206,214	235,908

Less estimated current portion of long-term debt	61,111	61,111

Non-current portion of long-term debt	$ 145,103	$ 174,797

6.  RELATED PARTY TRANSACTIONS AND BALANCES

(a)

As at February 28, 2015, the Company was owed $36,250 (August 31, 2014 - $36,250) from a company controlled by a director in common which has been included in due from related party. The amount is unsecured, non-interest bearing and is due on demand.

(b)

As at February 28, 2015, the Company owed $30,000 (August 31, 2014 - $30,000) to a company controlled by directors in common. The amount is non-interest bearing and has no fixed terms of repayment.

(c)

During the six-month period ended February 28, 2015, the Company incurred consulting fees to a director of the Company in the amount of $36,000 (2014 - $36,000). As at February 28, 2015, consulting fees payable to the director of $173,800 (August 31, 2014 - $102,000) have been included in accounts payable.

(d)

During the six-month period ended February 28, 2015, the Company incurred consulting fees to a company controlled by a director in common with the Company in the amount of $Nil (2014 - $39,600). As at February 28, 2015, consulting fees payable to the director of $39,600 (August 31, 2014 - $39,600) have been included in accounts payable.

(e)

During the six-month period ended February 28, 2015, the Company incurred consulting fees to a company controlled by a director in common with the Company in the amount of $Nil (2014 - $27,000) and rent expense in the amount of $Nil (2014 – $6,300). As at February 28, 2015, consulting fees payable to the company controlled by the director of $9,410 (August 31, 2014 - $Nil) have been included in accounts payable.

(f)

During the six-month period ended February 28, 2015, the Company incurred professional fees to a company controlled by a director in common with the Company in the amount of $Nil (2014 - $43,800). As at February 28, 2015, professional fees payable to the director of $43,800 (August 31, 2014 - $43,800) have been included in accounts payable.

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

As of February 28, 2015, the Company had 137,090,000 common shares issued and outstanding. There were no common shares issued during the six months ended February 28, 2015.

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

Results of Operations

Three Months Ended February 28, 2015

For the three months ended February 28, 2015, we recorded revenues of $604,487.  Our cost of sales was $349,203, resulting in a gross profit of $255,284.  We paid bank changes and interest expenses of $8,356, consulting fees of $18,000, and general and administrative expenses of $4,096.  We paid insurance expenses of $34,259, interest on long-term debt of $4,998, and maintenance and repair expenses of $6,265.  We paid management fees of $5,660.  We paid meals and entertainment expenses of $153, other expenses of $3,058, and payroll and payroll taxes of $94,038.  We paid professional fees of $8,333, property taxes of $691, and rent expenses of $30,638.  We paid utilities of $10,941 and vehicle expenses of $1,481.  We had total expenses of $230,967, resulting in net loss and comprehensive income of $24,317 for the three months ended February 28, 2015.

Comparatively, for the three months ended February 28, 2014, we recorded revenues of $656,938.  Our cost of sales was $556,595, resulting in a gross profit of $100,343.  We paid bank changes and interest expenses of $7,076, consulting fees of $18,002, and recovered general and administrative expenses of $2,321.  We paid insurance expenses of $16,078, interest on long-term debt of $17,338, and maintenance and repair expenses of $1,551.  We paid management fees of $18,346.  We paid meals and entertainment expenses of $444, other expenses of $3,834, and payroll and payroll taxes of $82,952.  We paid professional fees of $234, property taxes of $2,829, and rent expenses of $34,386.  We paid utilities of $10,776 and vehicle expenses of $1,600.  We had total expenses of $213,124, resulting in net loss and comprehensive loss of $112,781 for the three months ended February 28, 2014.

The decrease in net loss for the three months ended February 28, 2015 compared to the three months ended February, 2014 was caused primarily by the decrease in our cost of sales for the three months ended February 28, 2015.

Six Months Ended February 28, 2015

For the six months ended February 28, 2015, we recorded revenues of $1,407,703.  Our cost of sales was $796,052, resulting in a gross profit of $611,651.  We paid bank changes and interest expenses of $16,104, consulting fees of $36,000, and general and administrative expenses of $7,480.  We paid insurance expenses of $46,045, interest on long-term debt of $9,150, and maintenance and repair expenses of $5,060.  We paid management fees of $15,249.  We paid meals and entertainment expenses of $698, other expenses of $5,173, and payroll and payroll taxes of $184,617.  We paid professional fees of $12,596, property taxes of $3,820, and rent expenses of $69,416.  We paid utilities of $24,538 and vehicle expenses of $5,190.  We had total expenses of $441,136, resulting in net loss and comprehensive income of $170,515 for the six months ended February 28, 2015.

Comparatively, for the six months ended February 28, 2014, we recorded revenues of $1,308,158.  Our cost of sales was $1,044,333, resulting in a gross profit of $263,825.  We paid bank changes and interest expenses of $12,777, consulting fees of $36,004, and recovered general and administrative expenses of $3,575.  We paid insurance expenses of $27,025, interest on long-term debt of $20,346, and maintenance and repair expenses of $3,784.  We paid management fees of $42,546.  We paid meals and entertainment expenses of $921, other expenses of $17,017, and payroll and payroll taxes of $162,440.  We paid professional fees of $2,008, property taxes of $12,205, and rent expenses of $106,954.  We paid utilities of $22,907 and vehicle expenses of $4,103.  We had total expenses of $474,612, resulting in net loss and comprehensive loss of $210,787 for the six months ended February 28, 2014.

The decrease in net loss for the six months ended February 28, 2015 compared to the six months ended February, 2014 was caused primarily by the decrease in cost of sales during the six months ended February 28, 2014.

Critical Accounting Policies and Estimates

During the six months ended February 28, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the six months ended February 28, 2015, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

During the six months ended February 28, 2015, we had a net income of $170,515.  We made the following adjustments to reconcile net loss to net cash provided by operating activities:  we had an increase of $31 due to amortization and an increase of $10,565 due to donated capital.  We made the following changes in operating assets and liabilities:  we had an increase of $21,373 due to accounts receivable, a decrease of $127,223 due to inventory, and a decrease of $2,530 due to accounts payable and accrued liabilities.  As a result, we had net cash provided by operating activities of $72,731 for the six months ended February 28, 2015,

During the six months ended February 28, 2014, we had a net loss of $210,787.  We made the following adjustment to reconcile net loss to net cash provided by operating activities: we had an increase of $31 due to amortization.  We made the following changes in operating assets and liabilities:  we had an increase of $10,477 due to accounts receivable, a decrease of $44,008 due to inventory, an increase of $100 due to deposits, and an increase of $245,843 due to accounts payable and accrued liabilities.  As a result, we had net cash provided by operating activities of $1,656 for the six months ended February 28, 2014.

During the six months ended February 28, 2015, we paid $1,469 to purchase property and equipment, resulting in net cash used in investing activities of $1,469 for the period.  We did not pursue investing activities for the six months ended February 28, 2014.

During the six months ended February 28, 2015, we repaid long-term debt of $29,694, resulting in net cash used in financing activities of $29,694 for the period.  During the six months ended February 28, 2014, we received $14,202 as proceeds from the issuance of contingently convertible debt and repaid long-term debt of $21,688, resulting in net cash used in financing activities of $7,486 for the period.

In June of 2013, the registrant was repositioned as a holding company with the focus of acquiring and managing assets and companies within environmental, energy, and specialty contracting services. We currently have cash assets of $ 58,474 . The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash-flows from operations to meet its obligations and/or obtain additional financing, as may be required. We believe that the cash we have available will sustain us for six months so long as we continuing operating in the manner that we are currently operating.

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