Form 10-Q/A
period 2015-05-31
RJD Green, Inc.
filed 2016-01-25
CIK 1498210

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No [x]

The number of outstanding shares of the registrant’s common stock, January 25, 2016 :

Common Stock – 137,090,000

DOCUMENTS INCORPORATED BY REFERENCE

  None.

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed July 22, 2015, is being filed to update the financial statements to incorporate the financial information from Silex Holdings, Inc.  This document has not been changed to reflect current events.

RJD GREEN, INC.

Consolidated Balance Sheets

	(Unaudited) May 31, 2015 $	August 31, 2014 $

ASSETS

Current Assets

Cash	102,755	16,906
Accounts receivable	199,221	247,192
Inventory	301,622	131,853
Due from related party (Note 6(a))	36,250	36,250

Total Current Assets	639,848	432,201

Deposits	29,130	28,879
Property and Equipment (Note 3)	27,207	619
Total Assets	696,185	461,699

LIABILITIES AND DEFICIENCY

Current Liabilities

Accounts payable (Note 6)	864,226	797,118
Accrued liabilities	290,712	304,287
Due to related party (Note 6(b))	30,000	30,000
Contingently convertible debt (Note 4)	143,589	143,589
Current portion of long-term debt (Note 5)	61,111	61,111

Total Current Liabilities	1,389,638	1,336,105

Long-term Debt (Note 5)	146,154	174,797

Total Liabilities	1,535,792	1,510,902

Going concern (Note 1) Commitments (Note 8)

Deficiency

Common Stock, 750,000,000 shares authorized, with a par value of $0.001; 137,090,000 shares issued and outstanding (August 31, 2014 – 167,090,000) (Note 7)	137,090	167,090

Donated Capital	10,565	-
Additional Paid-in Capital	735,423	700,891

Deficit	(1,761,585)	(1,917,184)

RJD Stockholders’ Deficiency	(878,507)	(1,049,203)

Non-controlling Interest	38,900	-

Deficiency	(839,607)	(1,049,203)
Total Liabilities and Deficiency	696,185	461,699

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended May 31, 2015	Three Months Ended May 31, 2014	Nine Months Ended May 31, 2015	Nine Months Ended May 31, 2014
	$	$	$	$

Revenues	717,280	843,931	2,124,984	2,152,088

Cost of Sales	421,277	549,910	1,214,787	1,594,242

Gross Profit	296,003	294,021	910,197	557,846

Expenses

Bank charges and interest	10,419	8,796	26,523	21,573
Consulting fees (Note 6(c))	18,000	18,002	54,000	54,006
General and administrative	5,326	5,291	14,562	8,866
Insurance	15,829	8,843	61,937	35,868
Interest on long-term debt	8,039	2,785	17,190	23,132
Maintenance and repairs (recovery)	(5,229)	1,885	(78)	5,669
Management fees	9,181	16,800	24,431	59,346
Meals and entertainment	112	1,035	809	1,956
Other expenses (recoveries)	(1,156)	1,789	4,587	18,806
Payroll and payroll taxes	80,634	85,130	265,251	247,570
Professional fees	73,480	81	86,076	2,089
Property taxes	860	3,262	4,680	15,467
Rent	42,308	35,848	111,724	142,802
Utilities	10,899	12,484	35,437	35,391
Vehicle	3,379	6,178	8,569	10,284

Total Expenses	272,081	208,209	715,698	682,825

Net Loss and Comprehensive Income (Loss)	23,922	85,812	194,499	(124,979)

Net Loss and Comprehensive Income (Loss) Attributable to:
RJD Shareholders	21,238	85,812	155,599	(124,979)
Non-controlling Interest	2,684	-	38,900	-
	23,922	85,812	194,499	(124,979)

Net Income (Loss) Per Share – Basic and Diluted	0.00	0.00	0.00	(0.00)

Weighted Average Number of Shares Outstanding	137,090,000	129,090,000	137,090,000	129,090,000

The accompanying notes are an integral part of these unaudited interim financial statements.

RJD GREEN, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended May 31, 2015 $	Nine Months Ended May 31, 2014 $
Operating Activities

Net income (loss) for the period	194,499	(124,979)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	31	31
Donated capital	10,565	-

Changes in operating assets and liabilities:
Accounts receivable	47,971	(122,001)
Inventory	(169,769)	(33,133)
Deposits	(251)	100
Accounts payable and accrued liabilities	58,065	267,746

Net Cash Provided By (Used In) Operating Activities	141,111	(12,236)

Investing Activities

Purchases of property and equipment	(26,619)	-

Net Cash Provided By (Used In) Investing Activities	(26,619)	-

Financing Activities

Proceeds from issuance of contingently convertible debt	-	47,346
Repayment of long-term debt	(28,643)	(34,010)

Net Cash Flows Provided By (Used In) Financing Activities	(28,643)	13,336

Increase in Cash	85,849	1,100

Cash - Beginning of Period	16,906	12,949

Cash - End of Period	102,755	14,049

Supplemental Disclosures:

Interest paid	8,039	2,785
Income taxes paid	–	–

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

The consolidated financial statements present the previously issued shares of the Company’s common stock as having been issued pursuant to the transaction on October 1, 2014, with the consideration received for such issuance being the estimated fair value of the Company’s net tangible assets as follows:

         $

Consideration	4,522

Estimated fair value of net tangible assets:
Cash	10,141
Accounts payable	(5,269)
4,522

The shares of common stock of the Company issued to Silex’s stockholders under the agreement are presented as having been outstanding since the original issuance of the shares. The adjustment to the common stock has been retroactively applied to all share, weighted average share, and loss per share disclosures.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  While the Company has generated revenue since inception, it has never paid any dividends and is unlikely to pay dividends or generate significant earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at May 31, 2015, the Company has a working capital deficiency of $749,790 and has accumulated losses of $1,761,585 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at May 31, 2015, and the results of its operations and cash flows for the nine-month periods ended May 31, 2015 and 2014. The results of operations for the period ended May 31, 2015 are not necessarily indicative of the results to be expected for future quarters or the full year.

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

Accounts Receivable

Accounts receivable consist of the unpaid balances due to the Company from its customers.  At May 31, 2015 and August 31, 2014, the Company has estimated that all amounts recorded are collectible and, thus has not provided an allowance for uncollectible amounts.

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

Inventory

Inventory is determined on an average cost basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. As at May 31, 2015 and August 31, 2014, inventory consisted of granite, quartz and other countertops, cabinets, and other related products.

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

Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment charges were incurred during the three-month and nine-month periods ended May 31, 2015 and 2014.

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

Advertising

The Company expenses advertising costs as incurred.  Such costs totaled approximately $Nil and $Nil for the three-month and nine-month periods ended May 31, 2015 and 2014, respectively.

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

Basic and Diluted Net Income (Loss) Per Share (continued)

As of May 31, 2015, the Company had no potentially dilutive securities outstanding, other than those potentially issued in conversions of contingently convertible debt (refer to Note 4). However, at May 31, 2015, the number of potentially dilutive shares relating to these financial instruments was indeterminable.

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s consolidated balance sheet as of May 31, 2015 as follows:

Fair Value Measurements Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	For Identical	Observable	Unobservable	Balance
	Instruments	Inputs	Inputs	May 31,
	(Level 1) $	(Level 2) $	(Level 3) $	2015 $
Assets:
Cash	102,755	–	–	102,755

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

3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	As at May 31, 2015			As at August 31, 2014
	Cost $	Accumulated Amortization $	Net Book Value $	Cost $	Accumulated Amortization $	Net Book Value $
Vehicles	6,501	5,032	1,469	6,501	6,501	-
Equipment	81,432	55,694	25,738	54,753	54,134	619
Leasehold improvements	1,748	1,748	-	1,748	1,748	-
Furniture and fixtures	27,287	27,287	-	27,287	27,287	-
	116,968	89,761	27,207	90,289	89,670	619

4.  CONTINGENTLY CONVERTIBLE DEBT

	May 31, 2015	August 31, 2014

Amount due to Equitas Group LLC, bearing interest at 18% per annum, secured by 30,000,000 shares of the Company’s common stock, matures in July 2016; convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price during the 10 trading days prior to the date of the conversion notice, contingent upon the Company becoming publicly traded.	100,189	100,189

Promissory note bearing interest at 10% per annum, unsecured, maturing in August 2016; convertible into shares of the Company’s common stock at a conversion price equal to 85% of the 28-day mean trading price prior to the date of the conversion notice, contingent upon the Company becoming publicly traded.	43,400	43,400

	$ 143,589	$ 143,589

5.  LONG-TERM DEBT

	May 31, 2015	August 31, 2014

Loan payable to Borrego Springs Bank, National Association, bearing interest at prime plus 4.5% per annum, blended monthly payments of principal and interest of $755, unsecured, matures in October 2017.

	$ 21,250	$ 26,794
Lease payable for Forklift	16,435	-
Note payable to The First National Bank and Trust Company of Broken Arrow, bearing interest at prime plus 2% per annum, monthly principal payments of $527, secured by two fork lifts and a grinder, matures in November 2016.	9,454	13,851
Note payable to Central Bank of Oklahoma (formerly ONB Bank), bearing interest at the higher of prime plus 2% and 6% per annum, blended monthly payments of principal and interest of $4,814, matures in May 2018, secured by certain property and equipment and accounts receivable.	160,126	195,263

Total	207,265	235,908

Less estimated current portion of long-term debt	61,111	61,111

Non-current portion of long-term debt	$ 146.154	$ 174,797

6.  RELATED PARTY TRANSACTIONS AND BALANCES

(a)

As at May 31, 2015, the Company was owed $36,250 (August 31, 2014 - $36,250) from a company controlled by a director in common which has been included in due from related party. The amount is unsecured, non-interest bearing and is due on demand.

(b)

As at May 31, 2015, the Company owed $30,000 (August 31, 2014 - $30,000) to a company controlled by directors in common. The amount is non-interest bearing and has no fixed terms of repayment.

(c)

During the nine-month period ended May 31, 2015, the Company incurred consulting fees to a director of the Company in the amount of $54,000 (2014 - $54,000). As at May 31, 2015, consulting fees payable to the director of $191,800 (August 31, 2014 - $102,000) have been included in accounts payable.

(d)

During the nine-month period ended May 31, 2015, the Company incurred consulting fees to a company controlled by a director in common with the Company in the amount of $Nil (2014 - $39,600). As at May 31, 2015, consulting fees payable to the director of $39,600 (August 31, 2014 - $39,600) have been included in accounts payable.

(e)

During the nine-month period ended May 31, 2015, the Company incurred consulting fees to a company controlled by a director in common with the Company in the amount of $Nil (2014 - $27,000) and rent expense in the amount of $Nil (2014 – $6,300). As at May 31, 2015, consulting fees payable to the company controlled by the director of $9,410 (August 31, 2014 - $Nil) have been included in accounts payable.

(f)

During the nine-month period ended May 31, 2015, the Company incurred professional fees to a company controlled by a director in common with the Company in the amount of $Nil (2014 - $43,800). As at May 31, 2015, professional fees payable to the director of $43,800 (August 31, 2014 - $43,800) have been included in accounts payable.

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

As of May 31, 2015, the Company had 137,090,000 common shares issued and outstanding. There were no common shares issued during the nine months ended May 31, 2015.

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

Results of Operations

Three Months Ended May 31, 2015

For the three months ended May 31, 2015, we recorded revenues of $717,280.  Our cost of sales was $421,277, resulting in a gross profit of $296,003.  We paid bank changes and interest expenses of $10,419, consulting fees of $18,000, and general and administrative expenses of $5,326.  We paid insurance expenses of $15,829, interest on long-term debt of $8,039, and recovered maintenance and repair expenses of $5,229.  We paid management fees of $9,181, meals and entertainment expenses of $112, and recovered other expenses of $1,156.  We paid payroll and payroll taxes of $80,634, professional fees of $73,480, and property taxes of $860.  We paid rent expenses of $42,308, utilities of $10,899, and vehicle expenses of $3,379.  We had total expenses of $272,081, resulting in a net loss and comprehensive income of $23,922 for the three months ended May 31, 2015.

Comparatively, for the three months ended May 31, 2014, we recorded revenues of $843,931.  Our cost of sales was $549,910, resulting in a gross profit of $294,021.  We paid bank changes and interest expenses of $8,796, consulting fees of $18,002, and general and administrative expenses of $5,291.  We paid insurance expenses of $8,843, interest on long-term debt of $2,785, and recovered maintenance and repair expenses of $1,885.  We paid management fees of $16,800, meals and entertainment expenses of $1,035, and other expenses of $1,789.  We paid payroll and payroll taxes of $85,130, professional fees of $81, and property taxes of $3,262.  We paid rent expenses of $35,848, utilities of $12,484, and vehicle expenses of $6,178.  We had total expenses of $208,209, resulting in a net loss and comprehensive income of $85,812 for the three months ended May 31, 2014.

The increase in net loss for the three months ended May 31, 2015 compared to the three months ended May 31, 2014 was caused by the increase in insurance expenses and professional fees.

Nine Months Ended May 31, 2015

For the nine months ended May 31, 2015, we recorded revenues of $2,124,984.  Our cost of sales was $1,214,787, resulting in a gross profit of $910,197.  We paid bank changes and interest expenses of $26,523, consulting fees of $54,000, and general and administrative expenses of $14,562.  We paid insurance expenses of $61,937, interest on long-term debt of $17,190, and recovered maintenance and repair expenses of $78.  We paid management fees of $24,431, meals and entertainment expenses of $809, and paid other expenses of $4,587.  We paid payroll and payroll taxes of $265,251, professional fees of $86,076, and property taxes of $4,680.  We paid rent expenses of $111,724, utilities of $35,437, and vehicle expenses of $8,569.  We had total expenses of $715,698, resulting in a net loss and comprehensive income of $194,499 for the nine months ended May 31, 2015.

Comparatively, for the nine months ended May 31, 2014, we recorded revenues of $2,152,088.  Our cost of sales was $1,594,243, resulting in a gross profit of $557,845.  We paid bank changes and interest expenses of $21,573, consulting fees of $54,006, and general and administrative expenses of $8,866.  We paid insurance expenses of $35,868, interest on long-term debt of $23,132, and maintenance and repair expenses of $5,669.  We paid management fees of $59,346, meals and entertainment expenses of $1,956, and other expenses of $18,806.  We paid payroll and payroll taxes of $247,570, professional fees of $2,089, and property taxes of $15,467.  We paid rent expenses of $142,802, utilities of $35,391, and vehicle expenses of $10,284.  We had total expenses of $682,825, resulting in a net loss and comprehensive loss of $124,979 for the nine months ended May 31, 2014.

The decrease in net loss for the nine months ended May 31, 2015 compared to the nine months ended May, 2014 was caused by the decrease in cost of sales for the nine months ended May 31, 2015.

Critical Accounting Policies and Estimates

During the nine months ended May 31, 2015 there have been no significant changes in our critical accounting policies.

Recent Accounting Pronouncements

During the nine months ended May 31, 2015, there have been no new accounting pronouncements which are expected to significantly impact our financial statements.

Liquidity and Capital Resources

During the nine months ended May 31, 2015, we had net income of $194,499.  We had the following adjustments to reconcile net loss to net cash provided by operating activities: we had an increase of $31 due to amortization and an increase of $10,565 due to donated capital.  We had the following changes in operating assets and liabilities: we had an increase in accounts receivable of $47,971, a decrease of $169,769 due to inventory, a decrease of $251 due to deposits, and an increase of $58,065 due to accounts payable and accrued liabilities.  As a result, we had net cash provided by operating activities of $141,111 for the period.

During the nine months ended May 31, 2014, we had a net loss of $124,979.  We had the following adjustment to reconcile net loss to net cash used in operating activities: we had an increase of $31 due to amortization.  We had the following changes in operating assets and liabilities: we had a decrease of $122,001 due to accounts receivable, a decrease of $33,133 due to inventory, an increase of $100 due to deposits, and an increase of $267,746 due to accounts payable and accrued liabilities.  As a result, we had net cash used in operating activities of $12,236 for the period.

For the nine months ended May 31, 2015, we spent $26,619 on the purchase of property and equipment, resulting in net cash used in investing activities of $26,619 for the period.  We did not pursue any investing activities during the nine months ended May 31, 2014.

For the nine months ended May 31, 2015, we spent $28,643 on the repayment of long-term debt, resulting in net cash used in financing activities of $28,643 for the period.  For the nine months ended May 31, 2014, we received $47,346 as proceeds from the issuance of contingently convertible debt and spent $34,010 on the repayment of long-term debt.  As a result, we had net cash provided by financing activities of $13,336 for the period.

In June of 2013, the registrant was repositioned as a holding company with the focus of acquiring and managing assets and companies within environmental, energy, and specialty contracting services. We currently have cash assets of $102,755. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing and/or generate sufficient cash-flows from operations to meet its obligations, as may be required. We believe we have available through additional financing; cash-flows that will sustain us for twelve months so long as we continuing operating in the manner that we are currently operating.

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